Form 10-Q
period 1995-09-30
RAMAPO FINANCIAL CORP
filed 1995-11-14
CIK 81893

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           SEPTEMBER 30, 1995
                               ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________  to ________________________


Commission file number                    0-7806
                       -----------------------------------------------------

                         RAMAPO FINANCIAL CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                  22-1946561
----------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                   Identification No.)


  64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY               07470
----------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


                               (201) 696-6100
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value  8,096,449 shares at November 8, 1995.

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION
------------------------------

         ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at
                 September 30, 1995 and December 31, 1994
                 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Operations
                 for the Nine Months Ended September 30,
                 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Consolidated Statements of Operations
                 for the Three Months Ended September 30,
                 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statement of Changes in
                 Stockholders' Equity for the Nine
                 Months Ended September 30, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . 6

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30,
                 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                 Notes to Consolidated Financial
                 Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8-10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11-19


PART II - OTHER INFORMATION
---------------------------

         ITEM 1 THROUGH ITEM 6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                    September 30,  December 31,
                                                         1995         1994
                                                    -------------  ------------
ASSETS
   Cash and Cash Equivalents:
      Cash and Due From Banks                     $    8,473,000  $   9,326,000
      Federal Funds Sold                               9,000,000     33,160,000
                                                    -------------  ------------
        Total Cash and Cash Equivalents               17,473,000     42,486,000
   Securities:
      Available for Sale, at Fair Value               30,016,000     17,763,000
      Held to Maturity, at Cost                       39,905,000      3,485,000
   Loans                                             157,118,000    164,345,000
      Less:  Allowance for Possible Loan Losses        4,827,000      6,501,000
                                                    -------------  ------------
         Net Loans                                   152,291,000    157,844,000
   Premises and Equipment, net                         2,472,000      2,584,000
   Other Real Estate, net (Note 1)                     5,744,000      9,995,000
   Other Assets, net                                   3,963,000      3,286,000
   Intangible Assets, net (Note 2)                       565,000        773,000
                                                    -------------  ------------
   TOTAL ASSETS                                   $  252,429,000  $ 238,216,000
                                                    =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand - Noninterest-Bearing                 $   46,003,000  $  46,074,000
            - Interest-Bearing                        24,396,000     24,630,000
     Savings                                          77,277,000     81,287,000
     Time                                             75,053,000     56,483,000
     Certificates of Deposit over $100,000             4,401,000      3,390,000
                                                    -------------  ------------
        Total Deposits                               227,130,000    211,864,000
   Other Borrowings (Note 3)                                -         1,292,000
   Accrued Expenses and Other Liabilities              2,402,000      3,305,000
                                                    -------------  ------------
          Total Liabilities                          229,532,000    216,461,000

STOCKHOLDERS' EQUITY (Notes 4 and 6)
   Class A Preferred Stock                             1,250,000      1,750,000
   Common Stock                                        8,160,000      8,160,000
   Capital Paid in Excess of Par Value                13,101,000     13,101,000
   Retained Earnings (Accumulated Deficit)               668,000       (650,000)
   Net Unrealized Holding Gains (Losses)
     on Securities Available for Sale                     12,000       (312,000)
   Treasury Stock at Cost (63,406 shares)               (294,000)      (294,000)
                                                    -------------  ------------
        Total Stockholders' Equity                    22,897,000     21,755,000
                                                    -------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 252,429,000  $ 238,216,000
                                                    =============  ============

                 See Notes to Consolidated Financial Statements
                                       3

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                        Nine Months Ended September 30
                                                     ------------------------------------
                                                          1995                 1994
                                                     -------------          -------------
INTEREST INCOME
   Loans, including Fees                             $  10,523,000     $        9,774,000
   Securities:
      Taxable                                            2,210,000                487,000
      Nontaxable                                            51,000                 59,000
   Federal Funds Sold                                      954,000                486,000
                                                      ------------          -------------
        TOTAL INTEREST INCOME                           13,738,000             10,806,000
                                                      ------------          -------------

INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits          1,739,000              1,981,000
   Time Deposits and Certificates of Deposit
        over $100,000                                    2,910,000              1,440,000
   Other Borrowings                                         12,000                320,000
                                                      ------------          -------------
        TOTAL INTEREST EXPENSE                           4,661,000              3,741,000
                                                      ------------          -------------

NET INTEREST INCOME                                      9,077,000              7,065,000
   Provision for Possible Loan Losses                      800,000                811,000
                                                      ------------          -------------
NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                             8,277,000              6,254,000

OTHER INCOME
   Service Charges on Deposit Accounts                   1,124,000                999,000
   Mortgage Application and Servicing Fees                 107,000                199,000
   Loan Fee Income on Loans Sold                                 -                190,000
   Gain on Sale of Mortgage Loans                            2,000                150,000
   Brokerage Commissions                                   238,000                249,000
   Other Income                                            370,000                416,000
                                                      ------------          -------------
        TOTAL OTHER INCOME                               1,841,000              2,203,000
                                                      ------------          -------------

OTHER EXPENSES
   Salaries and Employee Benefits                        3,368,000              3,883,000
   Net Occupancy Expense                                   559,000                637,000
   Equipment Expense                                       415,000                466,000
   OREO Expense- Cost of Operations, net                   654,000                789,000
               - Valuation Adjustments                     950,000                491,000
   Other Operating Expenses (Note 5)                     2,668,000              3,407,000
                                                      ------------          -------------
        TOTAL OTHER EXPENSES                             8,614,000              9,673,000
                                                      ------------          -------------

INCOME (LOSS) BEFORE TAXES                               1,504,000             (1,216,000)
   Provision for Income Taxes                              131,000                    -
                                                      ------------          -------------
NET INCOME (LOSS)                                   $    1,373,000     $       (1,216,000)
                                                      ============          =============

Average Common Shares Outstanding                        8,096,449              1,400,571
Income (Loss) per Common Share                      $         0.16     $            (0.93)
                                                      ============          =============

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended September 30
                                                          ----------------------------------
                                                             1995                  1994
                                                          ------------         -------------
INTEREST INCOME
   Loans, including Fees                                 $  3,484,000         $   3,269,000
   Securities:
        Taxable                                               974,000               260,000
        Nontaxable                                             17,000                18,000
   Federal Funds Sold                                         254,000               212,000
                                                          ------------         -------------
        TOTAL INTEREST INCOME                               4,729,000             3,759,000
                                                          ------------         -------------

INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits               581,000               652,000
   Time Deposits and Certificates of Deposit
        over $100,000                                       1,111,000               515,000
   Other Borrowings                                              -                   36,000
                                                          ------------         -------------
        TOTAL INTEREST EXPENSE                              1,692,000             1,203,000
                                                          ------------         -------------

NET INTEREST INCOME                                         3,037,000             2,556,000
   Provision for Possible Loan Losses                         125,000               183,000
                                                          ------------         -------------
NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                                2,912,000             2,373,000

OTHER INCOME
   Service Charges on Deposit Accounts                        382,000               416,000
   Mortgage Application and Servicing Fees                     43,000                36,000
   Loan Fee Income on Loans Sold                                 -                    1,000
   Gain (Loss) on Sale of Mortgage Loans                         -                    1,000
   Brokerage Commissions                                       72,000                65,000
   Other Income                                                48,000               121,000
                                                          ------------         -------------
        TOTAL OTHER INCOME                                    545,000               640,000
                                                          ------------         -------------

OTHER EXPENSES
   Salaries and Employee Benefits                           1,124,000             1,187,000
   Net Occupancy Expense                                      193,000               184,000
   Equipment Expense                                          137,000               137,000
   OREO Expense- Cost of Operations, net                      433,000               212,000
               - Valuation Adjustments                        275,000               292,000
   Other Operating Expenses (Note 5)                          744,000             1,035,000
                                                          ------------         -------------
        TOTAL OTHER EXPENSES                                2,906,000             3,047,000
                                                          ------------         -------------

INCOME (LOSS) BEFORE TAXES                                    551,000               (34,000)
   Provision for Income Taxes                                  49,000                    -
                                                          ------------         -------------
NET INCOME (LOSS)                                        $    502,000         $     (34,000)
                                                          ============         =============

Average Common Shares Outstanding                           8,096,449             1,596,449
Income (Loss) per Common Share                           $       0.06         $       (0.04)
                                                          ============         =============

                 See Notes to Consolidated Financial Statements

                RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                                   Net Unrealized
                                                                                                       Holding
                                                                                                    Gains (Losses)
                                        Class A                     Capital          Retained       on Securities
                                       Preferred      Common      in Excess of       Earnings         Available      Treasury
                                         Stock        Stock        Par Value         (Deficit         for Sale         Stock
                                   ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994           $1,750,000     $8,160,000    $13,101,000       ($650,000)       ($312,000)     ($294,000)

Net Income for the Period                   -              -              -         1,373,000              -              -

Cash Dividends on Class A
    Preferred Stock Redeemed                -              -              -           (44,000)             -              -

Cash Dividends on Redeemable
    Preferred Stock Redeemed in
    1994                                    -              -              -           (11,000)             -              -

Redemption of Class A Preferred
    Stock                              (500,000)           -              -               -                -              -

Change in Net Unrealized
    Holding Gains (Losses) on
    Securities Available for Sale           -              -              -               -            324,000            -
                                   ---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995          $1,250,000     $8,160,000    $13,101,000        $668,000          $12,000      ($294,000)
                                   =============================================================================================



                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                           --------------------------------
                                                                               1995              1994
                                                                           --------------    --------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                                    $    1,373,000        (1,216,000)
     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
       Depreciation and Amortization of Premises and Equipment                   334,000           346,000
       Amortization of Intangible Assets                                         208,000           228,000
       Accretion of Securities Discount, net                                    (363,000)           (1,000)
       Provision for Possible Loan Losses                                        800,000           811,000
       Net Provision for Possible Losses on Other Real Estate                    950,000           528,000
       Loss on Sale of Other Real Estate                                             -               9,000
       Loans Made or Acquired and Held For Sale                                 (153,000)       (1,189,000)
       Proceeds from Loans Held for Sale                                         126,000        20,839,000
       Gain on Sales of Loans Held for Sale                                       (2,000)         (209,000)
       Increase in Interest Receivable                                          (709,000)          (73,000)
       Decrease in Accrued Expenses and Other Liabilities                       (734,000)         (803,000)
       Other                                                                    (137,000)          277,000
                                                                           --------------    --------------
         Net Cash Provided by Operating Activities                             1,693,000        19,547,000
                                                                           --------------    --------------

Cash Flows from Investing Activities:
     Proceeds from Sales of Securities Available for Sale                            -           1,026,000
     Proceeds from Maturity of Securities:
       Available for Sale                                                      2,040,000         5,683,000
       Held to Maturity                                                        2,000,000              -
     Purchase of Securities:
       Available for Sale                                                     13,584,000)      (16,942,000)
       Held to Maturity                                                      (38,442,000)             -
     Net Decrease in Loans Outstanding                                         4,717,000        14,987,000
     Capital Expenditures                                                       (223,000)          (80,000)
     Payments Received on Other Real Estate                                    2,673,000         2,281,000
     Advances Made on Other Real Estate                                         (480,000)         (466,000)
     Proceeds from Sale of Other Real Estate                                   1,174,000         4,628,000
     Sale of Mortgage Operations                                                     -           2,067,000
                                                                           --------------    --------------
         Net Cash (Used in) Provided by Investing Activities                 (40,125,000)       13,184,000
                                                                           --------------    --------------

Cash Flows from Financing Activities:
     Net Increase (Decrease) in Total Deposits                                15,266,000       (27,494,000)
     Redemption of Subordinated Debentures (Note 3)                           (1,292,000)             -
     Redemption of Class A Preferred Stock (Note 4)                             (500,000)             -
     Preferred Stock Dividends Paid (Note 4)                                     (55,000)             -
     Proceeds from Stock Purchase Contracts Exercised                                -             164,000
                                                                           --------------    --------------
        Net Cash Provided by (Used in) Financing Activities                   13,419,000       (27,330,000)
                                                                           --------------    --------------

Net Decrease in Cash and Cash Equivalents                                    (25,013,000)        5,401,000
Cash and Cash Equivalents, Beginning of Period                                42,486,000        26,594,000
                                                                           --------------    --------------
Cash and Cash Equivalents, End of Period                                  $   17,473,000    $   31,995,000
                                                                           ==============    ==============


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                                                                                  NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30, 1995
                                                                                                  ------------------
 Balance, beginning of period, net                                                                   $ 9,995,000

   Transfer from accrual loans                                                                            66,000
   Advances                                                                                              480,000
   Sales of properties                                                                                (1,174,000)
   Payments from borrowers                                                                            (2,673,000)
   Charge-offs or write-downs                                                                            (10,000)

   Increase in valuation allowance                                                                      (940,000)
                                                                                                     -----------

 Balance, end of period, net                                                                         $ 5,744,000
                                                                                                     ===========


NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                                                 SEPTEMBER 30             DECEMBER 31
                                                                                     1995                    1994
                                                                                 ------------             -----------
     Purchased Mortgage Servicing Rights                                           $133,000                 $163,000
     Core Deposit Premiums                                                          177,000                  254,000
     Premium on Purchased Home Equity
       Lines of Credit                                                              255,000                  356,000
                                                                                   --------                  -------

         Net Intangible Assets                                                     $565,000                 $773,000
                                                                                   ========                 ========

NOTE 3:  OTHER BORROWINGS

         On February 1, 1995, the Corporation redeemed, prior to maturity, the remaining $1,292,000 of 11% subordinated debentures at par, in accordance with provisions of the original issuance and with regulatory approval.

NOTE 4:  PREFERRED STOCK REDEMPTION

         On May 31, 1995, the Corporation redeemed $500,000 of Class A preferred stock and paid cumulative dividends on that stock of approximately $44,000. Cumulative dividends of $11,000 were also paid on that date with respect to the $200,000 of redeemable preferred stock that was redeemed on November 30, 1994. Both actions were taken with regulatory approval and the latter action was in accordance with the provisions of issuance of the redeemable preferred stock.

NOTE 5:  SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

         Major categories of Other Operating Expense are as follows:


                                                   NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                      SEPTEMBER 30                          SEPTEMBER 30
                                                   -----------------                     ----------------
                                                1995              1994               1995              1994
                                                ----              ----               ----              ----
 FDIC Assessment                          $  360,000         $  523,000        $   37,000       $  161,000
 Legal                                       353,000            450,000           148,000          145,000
 Bonding and Insurance                       171,000            259,000            42,000           52,000
 Consulting Fees                             266,000            270,000            53,000           74,000
 Credit Reports/Filing Fees                  109,000            187,000            45,000           48,000
 Examinations                                196,000            228,000            66,000           96,000
 Postage & Freight                           134,000            165,000            40,000           45,000
 Telephone                                   126,000            158,000            42,000           65,000
 Amortization - Intangibles                  188,000            184,000            43,000           62,000
 Automated Services                          117,000            115,000            28,000           38,000
 Stationery & Printing                       155,000            104,000            48,000           42,000
 Advertising                                  99,000            108,000            11,000           37,000
 Dues and Subscriptions                       45,000             47,000            15,000           13,000
 Employee/Customer Rel.                       44,000             30,000            18,000            5,000
 Directors' Fees                              80,000             39,000            29,000           14,000
 Correspondent Banks' Fees                    54,000             53,000            16,000           27,000
 All Others                                  171,000            487,000            63,000          111,000
                                          ----------         ----------        ----------       ----------

                                          $2,668,000         $3,407,000        $  744,000       $1,035,000
                                          ==========         ==========        ==========       ==========

NOTE 6:  SUBSEQUENT EVENTS

         On October 31, 1995, the Corporation redeemed, with regulatory approval, $533,000 of Class A preferred stock and paid cumulative dividends on that stock of approximately $63,000.

         Subsequent to September 30, 1995, the Corporation accepted an insurance claim offer of $1,125,000 for loan losses which the Corporation alleges were the result of improper dealings by a former loan officer in the mid-1980's. Management expects to treat the entire proceeds when received as a recovery of loans previously charged-off, thus increasing its allowance for possible loan losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of September 30, 1995 and results of operations for the nine months ended September 30, 1995 and 1994 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information herein. The information as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area have continued to improve during the first nine months of 1995. Residential real estate values have remained stable, while commercial real estate values have shown signs of recovery from the historically low values experienced several years ago. The vacancy rate for commercial office space in northern New Jersey has declined in 1995, a favorable trend that will stimulate ancillary business activity as well as bolster property values.

         The recently announced acquisitions of two major New Jersey banks by out-of-state institutions should prove beneficial to community banking organizations like the Corporation. As ownership and management of competing organizations become more remote, the Corporation's business development efforts should generate new loan and deposit business from small businesses and professionals in our market area. Also, management is changing its lending activities so that exposure to both commercial real estate lending and large individual borrower concentrations is expected to be reduced.

         The recapitalization in 1994 of the Corporation and its wholly-owned banking subsidiary, The Ramapo Bank (the Bank), along with the significant reduction of nonperforming assets and the return to sustained profitability, have resulted in the Federal Deposit Insurance Corporation (the FDIC) and the New Jersey State Banking Department (the State) terminating the Cease and Desist Order (the Order) which had been in place since 1992. The Order has been replaced by a less burdensome Memorandum of Understanding. (See "Capital Adequacy and Regulatory Matters" below.) Management believes that this action will improve the Corporation's competitive position in its market.

         During the first nine months of 1995, the Corporation's total assets increased by $14.2 million (6.0%) from $238.2 million at December 31, 1994 to $252.4 million at September 30, 1995. This increase primarily stemmed from the $15.3 million (7.2%) increase in the Corporation's deposits during the period. The deposit increase, plus a $25.0 million (58.8%) decrease in cash and cash equivalents and a $5.6 million (3.5%) decrease in net loans, were the major sources of funds for the $48.7 million (229.1%) increase in securities during the nine months. Net loans declined largely due to paydowns.

         The deposit increase during the period was primarily in the time deposit category, which rose $18.6 million (32.9%) from $56.5 million at December 31, 1994 to $75.1 million at September 30, 1995. Most of this increase was due to a one-day promotion of a premium rate, seven-month certificate of deposit. Approximately 40% of these premium rate deposits were retained upon maturity in early October. The time deposit increase was partially offset by a $4.0 million (4.9%) decline in savings deposits.

CAPITAL ADEQUACY AND REGULATORY MATTERS

         Both the Corporation and the Bank are operating under agreements with their regulators.

         In November 1992, as a result of a regulatory examination, the Bank entered into a stipulation and consent to the issuance of an order to cease and desist (the Order) with the FDIC and the State. The Bank was most recently examined by its regulators as of November 30, 1994. Based on that examination, on May 18, 1995 the Order was replaced by a Memorandum of Understanding (the
MOU) among the FDIC, the State and the Bank. The MOU requires the Bank to maintain its Tier 1 Leverage ratio at not less than 6.0%, to reduce the amount of classified assets to levels specified in the MOU, and to take various other actions. In addition, the MOU restricts the Bank from paying dividends on its common stock without the prior written consent of the FDIC and the State.

         In November 1993, the Federal Reserve Bank of New York (the FRB) entered into a Written Agreement with the Corporation based on its examination as of June 30, 1993. The Written Agreement required the Corporation to submit a written plan to achieve and maintain adequate capital levels, prohibited payment of dividends without prior FRB approval, placed limits on expenditures, and required additional periodic reports, among other provisions. The Corporation has since been examined by the FRB as of December 31, 1994.

         In October 1994, the Corporation completed a rights/community common stock offering which raised, after offering expenses, $11.7 million of new capital. The Corporation contributed $7.5 million of this total to the Bank's capital. The capital ratios of both the Corporation and the Bank satisfy the capital stipulations in both the MOU and the Written Agreement.

Management believes that the Corporation and the Bank will remain in compliance with the regulatory capital requirements because of the adequacy of the allowance for possible loan losses and the return to profitability made possible by the reduction of nonperforming assets and an improved net interest spread.

The following table reflects the capital ratios as of the specified dates:

                                                                                                      REQUIRED
                                                                                                     REGULATORY
                                                           SEPT. 30            DECEMBER 31             CAPITAL
                                                             1995                 1994               RATIOS (%)
                                                           --------            -----------           ----------
 CORPORATION
 Tier 1 leverage capital . . . . . . . . . . . . .           8.91%                9.16%                   *
 Risk based capital
    Tier 1 . . . . . . . . . . . . . . . . . . . .          13.21%               12.18%                 4.00%
    Total (Tier 1 and Tier 2)  . . . . . . . . . .          14.48%               13.46%                 8.00%

 BANK
 Tier 1 leverage capital . . . . . . . . . . . . .           7.22%                7.05%                 6.00%
 Risk based capital
    Tier 1 . . . . . . . . . . . . . . . . . . . .          10.71%                9.42%                 4.00%
    Total (Tier 1 and Tier 2)  . . . . . . . . . .          11.98%               10.70%                 8.00%

* Three percent minimum, with most bank holding companies required to maintain an additional 1% to 2%. Capital adequacy is determined through the examination process.

ASSET QUALITY

         The Corporation's high level of nonperforming assets in recent years has severely impaired its operating performance. Management has devoted significant time and resources to reducing levels of problem assets. These efforts have resulted in nonperforming assets declining from $33.4 million at December 31, 1993 to $17.8 million and $11.1 million at December 31, 1994 and September 30, 1995, respectively.

         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Each component is discussed in greater detail below. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and ORE. It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. Loans are considered restructured loans if, for economic or legal reasons, a concesssion has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Bank's possession and under its control without legal transfer of title. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

                                                                             SEPT. 30             DECEMBER 31
                                                                               1995                   1994
                                                                             --------             -----------
 Loans 30-89 days past due . . . . . . . . . . . . . . . .                 $ 3,694,000            $ 4,725,000
                                                                           ===========            ===========

 Nonaccrual loans:
   Commercial and commercial real estate . . . . . . . . .                 $ 4,247,000            $ 6,617,000
   Residential real estate mortgage  . . . . . . . . . . .                     467,000                509,000
   Installment . . . . . . . . . . . . . . . . . . . . . .                     373,000                422,000
                                                                           -----------            -----------
     Total nonaccrual loans  . . . . . . . . . . . . . . .                   5,087,000              7,548,000
                                                                           -----------            -----------

 Loans past due 90 days or more:
   Commercial and commercial real estate . . . . . . . . .                      42,000                 20,000
   Residential real estate mortgage  . . . . . . . . . . .                     156,000                216,000
   Installment . . . . . . . . . . . . . . . . . . . . . .                      43,000                  4,000
                                                                           -----------            -----------

     Total loans past due 90 days or more  . . . . . . . .                     241,000                240,000
                                                                           -----------            -----------

     Total nonperforming loans . . . . . . . . . . . . . .                 $ 5,328,000            $ 7,788,000
                                                                           -----------            -----------

 Other real estate, net  . . . . . . . . . . . . . . . . .                 $ 5,744,000            $ 9,995,000
                                                                           -----------            -----------

 Total nonperforming assets  . . . . . . . . . . . . . . .                 $11,072,000            $17,783,000
                                                                           ===========            ===========


 Restructured loans  . . . . . . . . . . . . . . . . . . .                 $   218,000            $ 5,983,000
                                                                           -----------            -----------

 Total nonperforming assets and restructured loans . . . .                 $11,290,000            $23,766,000
                                                                           ===========            ===========


Loans 30-89 days past due decreased from $4.7 million at December 31, 1994 to $3.7 million at September 30, 1995. Nonaccrual loans declined $2.5 million during the nine months, $2.4 of which occurred in the commercial loan category. Commercial nonaccrual loan activity consisted of $1.1 million of new loans, $1.9 million in payments, $1.5 million of charge-offs and an $83,000 loan sale. Loans past due 90 days or more remained virtually unchanged in total for the nine months while other real estate decreased $4.3 million (31.6%). See Note 1 of Notes to Consolidated Financial Statements for an analysis of this decrease.

         Management believes that the net carrying value of ORE at September 30, 1995 equaled the lower of such assets' balances when transferred to ORE or the estimated fair value (after reduction for estimated selling costs) of the properties acquired. Given current real estate and economic conditions in the Corporation's market, however, no assurance can be given as to the extent to which the Corporation will realize its current carrying value, the Corporation's ability to continue to dispose of any significant amount of ORE or the period of time it will take for the Corporation to achieve a significant reduction in the amount of its ORE.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Effective January 1, 1995, management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At September 30, 1995, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. Management believes the allowance for possible loan losses at September 30, 1995 of $4.8 million, or 90.6% of nonperforming loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate.

Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At September 30, 1995, the Bank's liquidity consisted of federal funds sold of $9.0 million and securities available for sale of $30.0 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company had $3.7 million of cash and cash equivalents at September 30, 1995. Its cash flows from operations are essentially break-even. Management has targeted a portion of this cash to redeem the $1.25 million of Class A preferred stock outstanding. The Federal Reserve Bank has consented to a program of periodic redemption of this stock, conditioned upon continued profitability, over the next three quarters.

RESULTS OF OPERATIONS

         GENERAL. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which primarily consists of service fees on deposit accounts and other fee income. Net interest income is determined by
(i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

         The operations of the Corporation and the entire banking industry are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the market area.

         In recent periods, the level of the Corporation's nonperforming assets has significantly affected the Corporation's operating results due to the amounts of the provisions for loan losses, which are charged against income, as well as the expenses and losses related to ORE. The Corporation's nonperforming assets increased dramatically beginning in 1990 and reached their highest level of $49.4 million, or 16.0% of total assets, at June 30, 1993. Nonperforming assets were subsequently reduced to $17.8 million and $11.1 million at December 31, 1994 and September 30, 1995. respectively.

         Although the Corporation returned to profitability in the fourth quarter of 1994 and remained profitable in the first nine months of 1995, management believes that sustained performance on a level with higher earning peers is dependent on its ability to further reduce levels of nonperforming assets, provisions for possible loan losses and additions to the valuation allowance for losses on ORE. Management anticipates that it can reduce its provisions for possible loan losses and its provisions to the ORE valuation allowance because nonperforming assets are properly carried on the Corporation's books at the lower of cost or fair market value, based on updated appraisals, and because the economy in the Corporation's market area has stabilized. ORE expenses are expected to decline to the extent ORE is sold. Also, converting nonperforming assets to earning assets will have a positive impact on the Corporation's net interest margin, since more assets will earn interest without any increase in funding liabilities. Another factor is that the sale of most mortgage origination and servicing activities in late 1993 and early 1994 has eliminated the volatility of income and expenses associated with these operations.

         NINE MONTHS ENDED SEPTEMBER 30, 1995. The Corporation recorded net income of $1,373,000 for the first nine months of 1995, as compared to a net loss of $1,216,000 for the same period in 1994. The $2.6 million turnaround in net income is chiefly due to a $2.0 million increase in net interest income and a $697,000 drop in net noninterest expenses.

         The significant rise in net interest income is the result of positive volume and rate variances. An increase in average interest-earning assets of $34.8 million in 1995 versus 1994 was responsible for $1.4 million of the $2.0 million increase. Average interest-earning assets increased due to the conversion of nonperforming assets to earning assets (primarily other real estate sales) and the raising of $11.7 million of net capital in October, 1994. When net interest income is expressed as a percentage of average interest-earning assets, the rate for the first nine months of 1995 is 5.50% versus 5.08% in the same period in 1994. This rise accounts for the remaining $616,000 increase in net interest income and was the result of the general rise in interest rates that occurred in the last half of 1994 and the first quarter of 1995 and the $308,000 reduction of interest expense due to the redemption of the 11% subordinated debentures on February 1, 1995.

         A $362,000 reduction in other income, chiefly from mortgage-related activities, partially offset a $1.1 million reduction in noninterest expenses. A significant expense decrease, $515,000, was in salaries and employee benefits, while another $739,000 reduction was spread among many other operating expense accounts. See Note 5 of Notes to Consolidated Financial Statements for an analysis of these changes.

         The Corporation is not currently providing for Federal income taxes. The Corporation had a Federal net operating loss carryforward of $2,500,000 as of December 31, 1994. The provisions for income taxes for the three and nine months ended September 30, 1995 are for State of New Jersey corporation taxes only.

         Three Months Ended September 30, 1995. The Corporation had net income of $502,000 for the quarter ending September 30, 1995 as compared to a net loss of $334,000 for the same quarter in 1994. An increase of $481,000 in net interest income in 1995 versus 1994 is the major component of the $536,000 change. Again, the remediation of nonperforming assets was the major reason why average interest-earning assets increased $39.2 million in the third quarter of 1995 versus the same quarter in 1994, contributing to a $520,000 rise in net interest income due to volume. A slight decrease in the net interest margin in these quarters, from 5.31% in 1994 to 5.23% in 1995, had a negative impact of $39,000 on net interest income. Management expects further increases in earning assets as the remaining balances of nonaccrual loans and other real estate are reduced.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

                  Reference is made to Part II, Item 1 of the Corporation's Form 10-Q for June 30, 1995. In addition to the suit referred to therein, the Corporation and its subsidiaries are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgment, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.


ITEM 2 - CHANGES IN THE RIGHTS OF SECURITY HOLDERS

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits - None

         (b)     Reports on Form 8-K - None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          RAMAPO FINANCIAL CORPORATION
                                          ----------------------------
                                                  (Registrant)




Date:     November 13, 1995               By: /s/ Walter A. Wojcik, Jr.
      ----------------------              -------------------------------
                                                 Treasurer




DATE:     November 13, 1995               By: /s/ Mortimer J. O'Shea
      ----------------------              -------------------------------
                                                  President and CEO

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule