Form 10-K
period 1995-12-31
RAMAPO FINANCIAL CORP
filed 1996-03-28
CIK 81893

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

          OR

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from       to

Commission File No. 0-7806

                          RAMAPO FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW JERSEY                                              22-1946561
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY                           07470
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 696-6100

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section12(g) of the Act:

                     Common stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, the aggregate market value of the 7,790,309 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $34.1 million based on the closing sales price of $4.375 per share of the registrant's Common Stock on March 15, 1996 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 1996: 8,096,449

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1 - Business                                Page 1 (To Our Shareholders)
                                                 and Pages 4 thru 18
                                                 (Management's Discussion and
                                                 Analysis of Consolidated
                                                 Financial Condition and Results
                                                 of Operations) of the Annual
                                                 Report to Stockholders for the
                                                 year ended December 31, 1995
                                                 (Exhibit 13).

PART II

Item 6 -   Selected Financial Data               Pages 2 and 3 of the Annual
                                                 Report to Stockholders for the
                                                 year ended December 31, 1995
                                                 (Exhibit 13).

Item 7 -   Management's Discussion               Pages 4 thru 18 of the Annual
           and Analysis of Financial             Report to Stockholders for the
           Condition and Results of              year ended December 31, 1995
           Operations                            (Exhibit 13).




Item 8 -   Financial Statements and              Pages 19 thru 39 of the Annual
           Supplementary Data                    Report to Stockholders for the
                                                 year ended December 31, 1995
                                                 (Exhibit 13).

PART III

Item 10-   Directors and Executive               All or part of items 10, 11, 12
           Officers of the Registrant            and 13 are contained in the
                                                 registrant's definitive Proxy
                                                 Statement for its 1996 Annual
Item 11-   Executive Compensation                Meeting of Stockholders to be
                                                 filed with the Securities and
                                                 Exchange Commission pursuant to
Item 12-   Security Ownership of                 Regulation 14A.
           Certain Beneficial Owners
           and Mangement

Item 13-   Certain Relationships and
           Related Transactions

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 1995

                                                                     Page No(s).
                                                                     -----------
PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                           18
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to Vote of Security Holders                    19

PART II

Item 5. Market for Registrant's Common Stock and
        Related Stockholder Matters                                           19
Item 6. Selected Financial Data                                               19
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   19

Item 8. Financial Statements and Supplementary Data                           19
Item 9. Changes in and Disagreements With Accountants
        on Accounting and Financial Disclosure.                               20

PART III

Item 10. Directors and Executive Officers of the Registrant                   19
Item 11. Executive Compensation                                               20
Item 12. Security Ownership of Certain Beneficial Owners and Management       20
Item 13. Certain Relationships and Related Transactions                       20

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      21

SIGNATURES                                                                    22

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS AND MARKET AREA

     Ramapo Financial Corporation (the "Corporation") is a New Jersey bank holding company that owns all of the outstanding stock of The Ramapo Bank (the "Bank"), a New Jersey state-chartered commercial bank. The Corporation and the Bank are headquartered in Wayne, New Jersey, and five of the Bank's six offices are in Wayne or nearby communities. The Bank's sixth branch is in the City of Clifton a few miles to the east of Wayne. The Bank was founded in 1967 and became a subsidiary of the Corporation in 1974. The Corporation commenced operations in 1971 when it acquired ownership of Pilgrim State Bank ("Pilgrim"). In June 1993, the Corporation sold the principal banking assets and liabilities of Pilgrim. As a result, the Bank is the Corporation's principal subsidiary and its only remaining banking subsidiary. As of December 31, 1995, the Corporation had consolidated assets, deposits and stockholders' equity of $246.5 million, $217.1 million and $27.2 million, respectively.

     The Corporation considers its primary banking markets to be the Wayne area, in which five of its six offices are located, and the City of Clifton. The Bank also does business with customers in Essex, Morris and Passaic County communities that are contiguous to these markets.

     The Wayne area is a combination of upper middle income neighborhoods and businesses that is located approximately 18 miles west of New York City. According to 1990 census data, the area has almost 100,000 residents and a median household income of $55,005, or about one-third higher than the state average. In Wayne, itself, the median value of a single-family house was $242,200. The number of private sector jobs in the area approximates the resident workforce, and companies with corporate headquarters in Wayne include Union Camp Corporation, GAF Corporation, GEC Marconi Electronic Systems Corporation, Reckitt & Coleman Inc. and Castrol Inc.

     Clifton is an urban center with a 1990 population of 71,984 and a per household income that approximates the state average. The Bank's Clifton branch provides access to a large number of prospective commercial loan customers.

     The Corporation is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the New Jersey Department of Banking (the "State"), and its deposits are insured by the FDIC. The Corporation's executive offices are located at 64 Mountain View Boulevard, Wayne, New Jersey, and its main telephone number is (201) 696-6100.

GENERAL

     The Corporation is a one-bank holding company headquartered in Wayne, New Jersey whose primary operating subsidiary is the Bank. The Bank conducts a general commercial and retail community banking business and offers a full range of traditional deposit and lending services. Commercial services provided by the Bank include real estate mortgage loans, term loans, revolving credit arrangements, lines of credit, real estate construction loans, business checking and savings accounts and certificates of deposit, as well as night depository, wire transfer and collection services. The Bank also offers a full range of consumer banking services, including checking, savings, NOW and money market accounts, certificates of deposit, secured and unsecured loans, installment loans, home equity loans, safe deposit boxes, holiday club accounts, collection services, money orders and travelers checks. The Bank makes brokerage services available to its customers through an affiliation with Invest Financial Corporation, an independent company. It also conducts limited trust activities.

MEMORANDUM OF UNDERSTANDING AND REGULATORY AGREEMENT

     Memorandum of Understanding. Until March 21, 1996, the Bank had been operating under a Memorandum of Understanding (the "MOU") with the FDIC and the State. The MOU was issued in May, 1995 pursuant to an examination of the Bank by the FDIC and the State as of November 30, 1994. The MOU replaced a Cease and Desist Order (the "Order") which was issued in November, 1992 by the FDIC and the State.

     The MOU required the Bank to maintain its Tier 1 leverage capital ratio at not less than 6.0%, to reduce the amount of classified assets to certain specific levels, and to take various other actions. In addition, the MOU restricted the Bank from paying dividends on its common stock without prior written consent of the FDIC and the State. The FDIC has recently completed another examination of the Bank as of December 31, 1995, and has found the Bank to be in full compliance with the MOU. As a result, the FDIC terminated the MOU on March 20, 1996. The State joined in that action a day later.

     Agreement with the Federal Reserve Bank of New York. From November 26, 1993 to March 14, 1996, the Corporation operated under an agreement (the "Agreement") with the Federal Reserve Bank of New York (the "Reserve Bank"). The Agreement prohibited the Corporation from declaring or paying any dividends without the prior written approval of the Reserve Bank. The Agreement also required the Corporation to submit a capital plan designed to achieve and maintain an adequate capital position for the consolidated organization, and addressing, among other things, the capital requirements of both the Bank and the Corporation, the requirements of the Capital Plan submitted to the FDIC, the adequacy of the Bank's loan loss reserves, the anticipated level of earnings, the source and timing of any additional capital infusions, a program to reduce borrowing at the Corporation level and using such borrowed funds to infuse additional capital into the Bank, and the Corporation's responsibility to act as a source of strength, including capital support, for the Bank. The Corporation also was required to submit a written consolidated contingency liquidity plan describing actions to be taken by the Corporation to address any liquidity needs of the Bank, including procedures for monitoring the Bank's deposit base and any related funding needs and a written operating plan providing goals and strategies for improving the Corporation's earnings.

     The Agreement also prohibited, without the prior written consent of the Reserve Bank, incurring any debt (including renewals of existing debt), the payment to any one individual or entity in an amount in excess of $10,000 in any calendar month or the redemption or repurchase of any outstanding stock. The Agreement required the Corporation's Board of Directors to review all existing employment contracts and discretionary bonus or incentive plans and certify, in writing, that such contracts and plans were consistent with applicable laws and safe and sound banking practices. The Agreement further required the Corporation's Board of Directors to appoint a committee comprised of outside directors to monitor compliance with the provisions of the Agreement and to provide progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement.

     The Corporation has since received a full examination by the Reserve Bank as of December 31, 1994 and a limited scope inspection as of September 30, 1995. Based on the continued improvement in the Corporation's operations and full compliance with the Agreement, the Reserve Bank terminated the Agreement on March 15, 1996.

LENDING ACTIVITIES

     Loan Portfolio. As of December 31, 1995, the Corporation's loans, net of unearned discount and loans held for sale, represented 65.1% of its total assets. As of December 31, 1995, its loan portfolio consisted of approximately 60.1% commercial and commercial real estate loans, 9.5% commercial real estate construction loans, 5.4% residential real estate mortgage loans and 25.0% installment loans. At December 31, 1995, substantially all of the Bank's loans were to residents of and businesses located in northern New Jersey.

     Set forth below is selected data relating to the composition of the Corporation's loan portfolio by type of loan and type of security at the dates indicated. At December 31, 1995, the Corporation had no concentrations of loans exceeding 10% of total loans in addition to those disclosed below. See "--Loan Concentrations."

                                                                                At December 31,
                                                ------------------------------------------------------------------------------------
                                                          1995                             1994                          1993
                                                          ----                             ----                          ----
                                               Amount               %              Amount          %             Amount         %
                                               ------             -----            ------        -----           ------       -----
                                                                               (Dollars in thousands)
Commercial and commercial real
  estate...................................   $ 96,469            60.1%          $101,292        61.7%         $114,889        61.6%
Commercial real estate
  construction.............................     15,177             9.5             18,462        11.2            29,695        15.9
Residential real estate
  mortgage (1).............................      8,772             5.4             10,346         6.3             7,808         4.2
Installment................................     40,128            25.0             34,211        20.8            34,211        18.3
                                              --------           -----           --------       -----          --------       -----
    Total..................................   $160,546           100.0%          $164,311       100.0%         $186,603       100.0%
                                              ========           =====           ========       =====          ========       =====


                                                                     At December 31,
                                               ------------------------------------------------------
                                                          1992                             1991
                                                          ----                             ----
                                               Amount               %              Amount          %
                                               ------             ----             ------        -----
Commercial and commercial real
  estate...................................   $154,508            58.1%          $155,223        54.6%
Commercial real estate
  construction.............................     33,527            12.6             47,246        16.6
Residential real estate
  mortgage (1).............................     26,414             9.9             32,766        11.5
Installment................................     51,483            19.4             49,139        17.3
                                              --------           -----           --------       -----
    Total..................................   $265,932           100.0%          $284,374       100.0%
                                              ========           =====           ========       =====

(1)      Excludes Loans Held For Sale.

     Origination of Loans. The Bank markets its loan programs primarily through its branch managers and loan officers. In addition, the Bank receives loan referrals from the SBA due to its Preferred Lender and Certified Lender status. Existing customers of the bank may also make referrals of potential loan customers.The Bank's commercial loan officers also have utilized Dun & Bradstreet and other similar sources of information to target potential commercial customers in the bank's target market. The Bank does not originate installment loans through automobile dealers or other third party sources.

     The Bank's lending activities are subject to its written, nondiscriminatory underwriting policies and to loan origination procedures prescribed by the bank's board of directors and its management. Each loan request is evaluated to determine the borrower's ability to repay. In addition, where appropriate, employment and other verifications are obtained. Credit reports and financial statements are also obtained. Where loans are to be secured by real estate, property valuations are performed by appraisers approved by the Bank's Board of Directors.

     The statutory legal limit for loans to one borrower applicable to the Bank is generally 15% of capital funds at the time the loan is closed, unless an exception is approved by the State. Such exceptions may be granted only in limited circumstances. At December 31, 1995 the Bank's legal lending limit was $4.2 million.

     It is the Bank's policy to record a lien on the real estate securing the loan (whether commercial or residential) and to obtain title insurance which insures that the property is free of prior encumbrances. Borrowers also must obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, must obtain paid flood insurance policies. The properties securing the bank's real estate loans are appraised by independent appraisers approved at least annually by the Board of Directors. For all real estate loans of $50,000 or more, the Bank also requires that the loan officer and the borrower complete an environmental questionnaire to determine if a Phase I or II environmental audit is necessary. On most residential loans, borrowers also are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the bank makes disbursements for items such as real estate taxes.

     The Board of Directors has adopted a policy setting forth specified levels of lending authority. All loans between $15,000 and $350,000 must be approved by two officers of the Bank. All unsecured loans between $350,000 and $500,000 and secured loans between $350,000 and $750,000 must be approved by the unanimous vote of the Bank's Senior Loan Committee, which includes the Chairman of the Board, the President and the Senior Credit Officer of the Bank. Loans in excess of those amounts and loans receiving less than a unanimous vote for approval must be approved by the Executive Committee of the Board of Directors or the full Board of Directors.

     It is management's policy to monitor its loan portfolio continually to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Generally, as a matter of policy, the Bank will contact the borrower after a loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. With respect to commercial and commercial real estate loans delinquent 30 days or more, collection efforts are reviewed by the Work Out Committee to determine appropriate actions to be taken. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Legal proceedings may be commenced prior to such time, however, and late fees generally are assessed against delinquent borrowers when allowed by the terms of the loan documents.

     Commercial Lending. The Bank's commercial lending activities are directed to small and lower middle-market New Jersey-based businesses with $500,000 to $25 million in annual sales. The Bank's commercial borrowers consist primarily of firms engaged in manufacturing and distribution, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial loans are secured by the assets of the borrower, which may include accounts receivable, inventory, equipment and other business assets, such as real estate, and are guaranteed by the principals of the borrowers. The Bank's commercial loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow resulting from the borrower's business. For years prior to 1993, the Bank reported loans that were categorized as commercial real estate loans as part of its commercial loan portfolio.

     The Bank underwrites its commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to determine the creditworthiness of the borrower, the stability of the borrower's industry and the competency of management. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     The Bank's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically for the purpose of providing working capital and are usually approved with a one-year term. The Bank generally requires that line of credit borrowings be repaid at least 30 consecutive days during the one-year period. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year, although in certain instances, renewable standby letters of credit may be issued with the approval of the Chairman of the Board, President or the Senior Credit Officer of the Bank and must be reviewed and approved annually.

     The Bank's commercial loans generally have interest rates which float at, or at some increment over, the Bank's commercial lending base rate. The Bank's commercial lending base rate is determined by the Chairman of the Board, President and Senior Credit Officer of the Bank.

     The Bank participates in various lending programs of the Small Business Administration (the "SBA") and the New Jersey Economic Development Authority (the "EDA") and has been designated a Certified Lender and a Preferred Lender by the SBA. Pursuant to the SBA Certified Lender program, the SBA must make a decision on loan requests forwarded to it by the Bank within three business days of receipt of the loan package. If approved, the SBA guarantees loans up to $750,000 as follows: (i) up to 80% of loans of $100,000 or less; and (ii) 75% of loans of more than $100,000. Guaranty fees are based on loan maturity and the SBA's share. In addition, the Bank is one of approximately 20 New
Jersey financial institutions which participate with the EDA in a state-wide loan pool for small businesses. Under the terms of this program, the Bank may originate loans in an amount of up to $1.0 million for fixed asset financing or $500,000 for working capital purposes and the EDA may purchase a participation interest of up to 25% of the principal amount of the loan and may guarantee an additional 25% of the remaining balance of the loan. Under the terms of the guarantee programs of both the SBA and the EDA, in the event of a default by the borrower, the SBA or EDA will pay to the Bank the guaranteed portion of the loan. The Bank and the SBA or the EDA will rank pari passu with respect to the collateral securing the loan. Any participation interest in loans purchased by the EDA is subordinated to the Bank's interest in the event of default.

     Commercial Real Estate Lending. The Bank's commercial real estate portfolio consists of loans (i) the purpose of which was to acquire or develop real estate, or (ii) where the primary source of repayment is liquidation of the real estate held as collateral for the loan. Commercial real estate loans have been made primarily to builders and developers to finance land acquisition, development and construction. The commercial real estate loan portfolio includes loans to finance the acquisition of investment properties, including office buildings, warehouse space and strip shopping centers.

     Although terms vary, commercial real estate loans generally have maturities of up to 5 years with payments based on amortization schedules of up to 25 years. Loans are offered at both fixed interest rates and rates that float at a margin over the Bank's commercial lending base rate. The exact margin varies with each loan and is determined based on the risk associated with the loan. Borrowers generally are charged a commitment fee equal to 1% of the principal amount of the loan. Loan-to-value ratios on the Bank's commercial real estate loans when originated do not exceed 80% of the lesser of the appraised value or the purchase price of the property. The amount of the loan also is determined with reference to the amount of debt that can be supported by the property's existing cash flow.

     As part of the criteria for underwriting mini-permanent loans, the Bank generally requires these properties to provide sufficient income to satisfy operating expenses and debt service on the loan, and to provide a reasonable return to the owners on their investment. In evaluating the loan request, the Bank generally considers cash flow from leases that have unexpired terms at least equal to the term of the loan.

     Commercial real estate lending entails additional risks as compared to residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for commercial and retail space, and, as such, may be subject to a greater extent to adverse conditions in the real estate market and in the economy generally.

     Construction Lending. Construction loans include loans for the acquisition and development of land as well as loans for the construction of income-producing properties and residential properties. The maximum term of such loans is 24 months with the first 12 months allocated to development and the remaining 12 months for sale of the developed property. The Bank generally requires that the borrower's estimates of development and construction costs be evaluated by a qualified engineer hired by the Bank but at the expense of the borrower. Generally, interest payments only are required during the term of the loan with interest based on a floating rate equal to the Bank's commercial lending base rate or some increment over that rate. Fees equal to 1-1.5% of the loan amount generally are charged. The Bank's construction loans generally do not exceed 70% of the total cost of development or the lesser of 70% of the cost or appraised value of the property. Since the primary source of repayment for the loan is sales of the developed lots, the Bank requires that release prices for individual lots be calculated such that the loan is repaid in full once 80% of the land value in the project has been sold and released.

     Residential Real Estate Lending. Prior to 1994, the Corporation and the Bank had engaged in mortgage origination, underwriting, servicing and document custodian services. Mortgage loans were sold in the secondary market with servicing retained. During the first quarter of 1994, the Corporation sold substantially all of its servicing rights and outsourced the origination of mortgage loans. Although the outsourcing arrangement has since expired, the Bank continues to offer residential mortgage loans in its market in a limited way.
As a result, the Corporation anticipates that loans held for sale will decrease in future periods and that income attributable to the origination and sale of mortgage loans also will decrease.

     Installment Lending. The Bank's installment loans include new and used automobile loans, secured and unsecured personal loans, second mortgage loans and home equity lines of credit. Generally, personal and new automobile installment loans have a maximum term of 5 years. Installment loans for the purchase of a used automobile have a maximum term of 4 years. Second mortgage loans and home equity lines of credit have a maximum term of 15 years. The Bank will lend up to 75% of the purchase price of a new automobile and, with respect to used automobiles, 100% of the National Automobile Dealer's Association loan value. For home equity lines of credit and second mortgage loans, the combination of all existing loans on the property plus the requested loan may not exceed 75% of the property's value. With respect to all automobile loans and home equity and second mortgage loans, the borrower is required to maintain hazard insurance naming the Bank as loss payee in an amount sufficient to repay the loan in full in the event of damage to the collateral. Loans secured by subordinate mortgages on real estate where the prior mortgage has a balance of $200,000 or greater or where the loan amount exceeds $50,000 must be approved by the Chairman of the Board, President or Senior Credit Officer of the Bank. Installment loan applicants are required to complete a written application which is evaluated using the Bank's credit scoring policy.

     Loan Concentrations. The Bank grants various commercial and installment loans, principally in northern New Jersey. A substantial portion of the Bank's commercial loan portfolio consists of loans for which the purpose was to acquire or develop real estate or for which the primary source or repayment is the liquidation of the real estate held as collateral. Substantially all of the commercial real estate securing such loans is located in northern New Jersey. The ability of borrowers of such loans to repay them in accordance with their terms, and the ability of the Corporation to realize recoveries in the event of their default, are highly dependent upon conditions in the northern New Jersey real estate industry.

     The Bank's loan portfolio has certain concentrations of affiliated borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $35,233,000 and $41,313,000 at December 31, 1995 and 1994, respectively.

     The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate outstanding balance of $15,430,000 and $15,433,000 at December 31, 1995 and 1994, respectively, all of which were performing and current as to the required principal and interest payments. A majority of these loans are secured by first mortgages on commercial properties where third party loan payments paid directly to the Bank are the primary source of repayment.

     A second concentration involves loans to certain affiliated real estate development companies whose principal owners have had a long-standing and excellent relationship with the Bank. Outstanding balances for this group at December 31, 1995 and 1994 were $12,245,000 and $16,871,000, respectively. All such loans were performing as of the respective year end dates.

     Another relationship consists of nine loans, primarily for the construction or renovation of condominium units, totaling $7,558,000 and $9,009,000 at December 31, 1995 and 1994, respectively. The majority of the loans are secured by first mortgages on condominium developments with the principal source of repayment currently consisting of third party lease payments which are paid directly to the Bank. At December 31, 1995, such lease payments were sufficient to service the debt in accordance with the restructured terms and cover all expenses associated with the properties.

NONBANK SUBSIDIARIES

     RFC High Ridge, Inc., RFC Harmony Park, Inc., RFC CKN, Inc., RFC National, Inc., RFC Center Plaza, Inc. and RFC High Debi Hills, Inc. were organized in 1991. RFC Jefferson, Inc. was organized in 1992 and RFC Deer Trail, Inc. was organized in 1993. All of the above nonbank subsidiaries currently hold real estate or other collateral which was acquired through foreclosure of, or which was deeded in lieu of foreclosure from, previously contracted debt. Ramapo Investment Corporation was organized in 1986 for the purpose of holding certain investments of the Bank. All of these corporations are wholly-owned subsidiaries of the Bank.

     The Corporation also has a one-third interest in Bancorps' International Trading Corporation, a multi-bank holding company-sponsored export trading company, which ceased operations during 1991.

COMPETITION

     The Corporation encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is quite high. The Corporation's principal competitors for deposits are other financial institutions within a few miles of the Bank's offices, including other banks, savings institutions, and credit unions. Competition among these institutions is based primarily on interest rates offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. The Corporation's competitors are generally permitted, subject to regulatory approval, to establish branches throughout the Corporation's market. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms.

     The Corporation also competes in its lending activities with other financial institutions such as savings institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of the Corporation's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks or state regulations governing state-chartered banks. As a result, such nonbank competitors have advantages over the Corporation in providing certain services. Many of the financial institutions with which the Corporation competes in both lending and deposit activities are larger than the Corporation.

EMPLOYEES

     As of December 31, 1995, the Corporation and its subsidiaries had approximately 104 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Corporation considers its relationships with its employees to be good.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

     The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business, limit its management's options to deploy assets and maximize income, and may significantly limit the activities of institutions which do not meet regulatory capital or other requirements. Areas subject to regulation and supervision by the bank regulatory agencies include, among others: minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; reserves against deposits; deposit insurance premiums; credit underwriting standards; management and internal controls; investments; and general safety and soundness of banks and bank holding companies. Supervision, regulation and examination of the Bank and the Corporation by the bank regulatory agencies are intended primarily for the protection of depositors, the communities served by the institutions or other governmental interests, rather than for holders of stock of the Bank or the Corporation.

     The following is a brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank. A number of other statutes and regulations and governmental policies have an impact on their operations. The Corporation is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

     Bank Holding Company Regulation. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and, as such, is subject to supervision and regulation by the Federal Reserve. The Corporation is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Corporation also is subject to regular examination by the Federal Reserve and is subject to regulation by the Department.

     A policy of the Federal Reserve requires the Corporation to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank. In addition, any loans by the Corporation to the Bank would be subordinate in right of payment to deposits and certain other indebtedness of the Bank. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

     Holding Company Activities. With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The activities of the Corporation are subject to these legal and regulatory limitations under the Holding Company Act and the related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Under Section 106 of the 1970 amendments to the Holding Company Act and the regulations of the Federal Reserve, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     Acquisitions of Bank Holding Companies and Banks. Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Corporation or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Corporation or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Bank.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank was notified in 1995 that it has received a "Needs to Improve" CRA rating as a result of a CRA examination as of December 31, 1994. This rating means that the Bank has a less than satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources. The Bank has initiated programs to improve its CRA lending record. The FDIC has recently concluded a CRA examination of the Bank as of December 31, 1995, but has not yet issued its written report. Management believes that its recent lending record warrants an upgrade to "Satisfactory". In addition, the Corporation is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Corporation also may be subject to such laws, depending upon the nature of the acquiror and the means by which the acquisition would be accomplished.

     The Holding Company Act prohibits the Federal Reserve from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The State of New Jersey has enacted reciprocal interstate banking statutes that authorize banks and their holding companies in New Jersey to be acquired by banks or their holding companies in states which also have enacted reciprocal banking legislation, and permits New Jersey banks and their holding companies to acquire banks in such other states. The Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

     The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before such person or persons may acquire control of the Corporation or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Holding Company Dividends and Stock Repurchases. The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. In addition, the Agreement required the Corporation to obtain the written approval from the Federal Reserve prior to declaring or paying any dividends while it was in effect.

     As a bank holding company, the Corporation is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Corporation's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve. In addition, the Agreement required the Corporation to obtain written approval from the Federal Reserve prior to redeeming or repurchasing any of its outstanding stock while it was in effect.

     Bank Regulation. As a state-chartered bank which is not a member of the Federal Reserve System, the Bank is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). The prior approval of the FDIC is required for the Bank to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank also is subject to regulation and supervision by the State. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The FDIC and the State regularly examine the Bank's operations and condition, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and the Bank Insurance Fund ("BIF") and not its stockholder. In addition, the Bank is required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision, which require such banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Regulatory Capital Requirements."

     Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

     Bank Dividends. New Jersey law permits the Bank to declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal at least 50 percent of its capital. Under the FDIA, the Bank is prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, the Bank would fail to meet its regulatory capital requirements. Prior to March 21, 1996, the Bank operated under regulatory agreements with the FDIC and the State which affected the payment of dividends. From November, 1992 to May, 1995, the Order prohibited the Bank from paying dividends. From May, 1995 to March 21, 1996, the MOU required the Bank to obtain permission from the FDIC and the State before declaring and paying dividends. The MOU was terminated effective March 21, 1996. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required thereby from paying dividends or making other capital distributions without the permission of the FDIC. See "-- Holding Company Dividends and Stock Repurchases."

     Restrictions Upon Intercompany Transactions. The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Corporation and other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such secured loans and other transactions by the Bank are generally limited in amount as to the Corporation and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Corporation and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     Real Estate Lending Guidelines. Under FDIC regulations, state banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     Deposit Insurance. Since the Bank is an FDIC member institution, its deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC, and the Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. As of January 1, 1996, such premiums range from 0.00% to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well-capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards:
(i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards:

(i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Prior to July 1, 1995, the assessment rates ranged from 0.23% of deposits for well-capitalized institutions in Subgroup A to 0.31% of deposits for under-capitalized institutions in Subgroup C. The Bank was deemed an "undercapitalized" institution for deposit insurance assessment purposes during that time. For the last six months of 1995, the assessment rates ranged from 0.04% of deposits for well-capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. These rates were again lowered effective January 1, 1996 to a range of 0.00% to 0.27% of deposits. Since July 1, 1995, the Bank has been deemed well-capitalized for insurance assessment purposes. The Bank's deposit assessment rates for the last half of 1995 and the first three months of 1996 were/are 0.07% and 0.03%, respectively.

     Proposed Standards for Safety and Soundness. Under FDICIA, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have proposed standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, when they are established, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation believes that the Bank meets the standards which have been proposed.

     Enforcement Powers. The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Corporation or its subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities are empowered to impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions, and directors, officers, employees, controlling shareholders, agents, consultants, attorneys, accountants, appraisers and others associated with a depository institution are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institution.

     Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the State; (vii) the institution's assets are less than its obligations to its creditors and others; (viii) substantial dissipation in the institution's assets or earnings due to violation and statute or regulation or unsafe or unsound practice; (ix) a willful violation of a cease and desist order that has become final; (x) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (xi) any concealment of the institution's books, records or assets or refusal to submit to examination. The Corporation has few assets other than its investment in the Bank. In the event of the appointment of a receiver or conservator for the Bank, any remaining equity interest of the Corporation in the Bank and of the Corporation's stockholders would likely be eliminated.

     Under the FDIA, the FDIC as a conservator or receiver of a depository institution has express authority to repudiate contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. Certain "qualified financial contracts", defined to include securities contracts, commodity contracts, forward contracts, repurchase agreements, and swap agreements, generally are excluded from the repudiation powers of the FDIC. The FDIC is also given authority to enforce contracts made by a depository institution notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions also are prohibited from entering into contracts for goods, products or services which would adversely affect the safety and soundness of the institutions.

     Regulatory Capital Requirements. The Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks"), respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the Federal Reserve and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the Federal Reserve and the FDIC require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off- balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier 1 or core capital requirement and a Tier 2 or supplementary capital requirement. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios, (i) supplementary capital is limited to no more than 100% of core capital, and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses which may be included as capital to 1.25% of total risk-weighted assets.

     FDICIA required the federal banking regulators to revise their risk-based capital rules to take adequate account of interest rate risk, concentration of credit risk, and the risks of non-traditional activities. The federal banking regulators, including the Federal Reserve and the FDIC, have issued a proposed rule that would add an interest rate risk component to the currently effective risk-based capital standards. Under the proposal, bank holding companies and banks with higher exposures to interest rate risk may be required to maintain higher levels of capital. In addition, the federal banking regulators have proposed regulations which allow the FDIC to increase regulatory capital requirements on a case-by-case basis based upon the factors including the level and severity of problem and adversely classified assets and loan portfolio and other concentrations of credit risk.

     At December 31, 1995, the Corporation's total risk-based capital and leverage capital ratios were 14.66% and 10.08%, respectively. The minimum levels established by the regulators for these measures are 8.00% and 3.00%, respectively.

     FDICIA also required the federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. The FDIC has issued final regulations establishing these capital levels and otherwise implementing FDICIA's prompt corrective action provisions. Under FDICIA and these regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements.

     Under the FDIC's prompt corrective action regulation, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. A critically undercapitalized institution is prohibited from making payments of principal or interest on its subordinated debt, except with respect to debt as approved by the FDIC or, until July 15, 1996, with respect to subordinated debt outstanding on July 15, 1991 and not extended or otherwise renegotiated after July 15, 1991. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2%, nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Based on its examination as of December 31, 1995, the FDIC has informed the Bank that the Bank is "well- capitalized" under the FDIC's prompt corrective action regulation.

     Federal regulators have the authority to increase the capital requirements applicable to banks and bank holding companies in general and to the Corporation and the Bank in particular. Although no such increases in requirements have been announced or are anticipated, there can be no assurance that federal banking regulators will not impose such higher requirements in the future, or that the Bank would be able to obtain approval of a new or amended capital plan designed to restore capital to such higher levels.

ITEM 2. PROPERTIES.

     The following table sets forth the location and certain additional information regarding the Corporation's offices at December 31, 1995. The Corporation owns all of its offices except as indicated.

                                                                                      NET BOOK
                                   YEAR        TOTAL            TOTAL             VALUE AT DECEMBER     APPROXIMATE
BRANCH                            OPENED      DEPOSITS        INVESTMENT               31, 1995        SQUARE FOOTAGE
------                            ------      --------        ----------          -----------------    --------------
                                                           (DOLLARS IN THOUSANDS)
Main office                        1980        $53,124          $1,648                 $1,037               23,000
Packanack                          1967         49,914             643                    362                4,000
Valley                             1972         39,868             738                    488                8,000
Clifton                            1974         23,760             282                     24 (1)            2,000
North Haledon                      1986  (2)    21,950              61                      8 (3)            2,000
Butler                             1986  (2)    28,446             236                    142 (3)            2,000


(1)  Land lease.
(2)  Date acquired.
(3)  Leased.

     The net book value of the Corporation's investment in premises and equipment totalled approximately $2.7 million at December 31, 1995. For a discussion of premises and equipment, see Note 11 of Notes to Consolidated Financial Statements contained in the Corporation's 1995 Annual Report to Stockholders.

ITEM 3. LEGAL PROCEEDINGS.

     During the second quarter of 1995, a former senior officer of the Corporation's former subsidiary, Pilgrim State Bank, sued the Corporation and its former CEO alleging fraud arising from wrongful termination of employment. The Corporation believes the suit is without merit and is vigorously defending its position. The Corporation has been advised by counsel that its exposure for defense costs and any liability is in any event limited to $150,000, the deductible amount of its coverage under applicable insurance policies.

     In addition to the aforementioned suit, the Corporation and its subsidiaries are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgment, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Dividend Policy. The Corporation has suspended its annual dividend payment on the Common Stock and has not paid dividends since February 1992. The payment of dividends in the future is predicated on the redemption of all outstanding Class A preferred stock, the continued profitable operations of the Corporation, and other factors to be considered by the Board of Directors if all of the foregoing factors are satisfied.

     All other required information is incorporated by reference to Page 41 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

     The required information is incorporated by reference to Pages 2 and 3 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The required information is incorporated by reference to Pages 4 thru 18 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         A.  Financial Statements

     The required information is incorporated by reference to Pages 19 thru 39 of the Corporation's 1995 Annual Report to Stockholders.



                                                                              Page of
                                                                           Annual Report
                                                                          to Stockholders
                                                                          ---------------

Report of Independent Public Accountants                                        39
Ramapo Financial Corporation and Subsidiaries:

         Consolidated Balance Sheets                                            19
         Consolidated Statements of Operations                                  20
         Consolidated Statements of Changes in Stockholders' Equity             21
         Consolidated Statements of Cash Flows                                  22
         Notes to Consolidated Financial Statements (Notes 1 - 21)            23-38

         B.  Supplementary Data

     No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "ITEM 1--ELECTION OF DIRECTORS" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission is incorporated herein by reference.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following sets forth information with respect to executive officers of the Corporation who do not serve on the Board of Directors.

                          AGE AS OF
NAME                    MARCH 31, 1996              TITLE
----                    --------------              -----
Walter A. Wojcik, Jr.        46          Treasurer of the Corporation and the
                                         Bank; Senior Vice President of the Bank


ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the section captioned "ITEM 1--ELECTION OF DIRECTORS--Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS: The information required by Item 403(a) of Reg. S-K is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b) SECURITY OWNERSHIP OF MANAGEMENT: The information required by Item 403(b) of Reg. S-K is incorporated herein by reference to the section captioned "ITEM 1--ELECTION OF DIRECTORS--Security Ownership of Management" in the Proxy Statement.

     (c) CHANGES IN CONTROL: Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the section captioned "ITEM 1--ELECTION OF DIRECTORS--Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

          (1) Financial Statements. The following consolidated financial statements are filed as a part of this report in Item 8 hereof:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1995 and 1994

          Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

                                                                   Page in
                                                                   Sequentially
      No.         Description                                      Numbered Copy
      ---         -----------                                      -------------

      11          Statement re Computation of Per Share Earnings        23
      13          Annual Report to Security Holders                     24
      21          Subsidiaries of the Registrant                        25
      23          Consent of Independent Public Accountants             26
      27          Financial Data Schedule                               27


          (b) REPORTS ON FORM 8-K. The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 1995.

          (c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

          (d) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RAMAPO FINANCIAL CORPORATION

March 28, 1996                                 By: /s/ Mortimer J. O'Shea
                                                   -----------------------------
                                               Mortimer J. O'Shea, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mortimer J. O'Shea                                           March 28, 1996
--------------------------------------------
Mortimer J. O'Shea, Director,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter A. Wojcik, Jr.                                        March 28, 1996
--------------------------------------------
Walter A. Wojcik, Jr.
Treasurer
(Principal Financial and Accounting Officer)

/s/ Victor C. Otley, Jr.                                         March 28, 1996
--------------------------------------------
Victor C. Otley, Jr.
Chairman of the Board

/s/ James R. Kaplan                                              March 28, 1996
--------------------------------------------
James R. Kaplan
Director

/s/ Erwin D. Knauer                                              March 28, 1996
--------------------------------------------
Erwin D. Knauer, Director,
Senior Vice President

/s/ Louis S. Miller                                              March 28, 1996
--------------------------------------------
Louis S. Miller
Director

/s/ Richard S. Miller                                            March 28, 1996
--------------------------------------------
Richard S. Miller
Director

                                EXHIBIT INDEX
                                -------------

       Exhibit
          No.         Description
       -------        -----------

          11          Statement re Computation of Per Share Earnings
          13          Annual Report to Security Holders
          21          Subsidiaries of the Registrant
          23          Consent of Independent Public Accountants
          27          Financial Data Schedule