Form 10-Q
period 1996-03-31
RAMAPO FINANCIAL CORP
filed 1996-05-15
CIK 81893

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------

Commission file number                    0-7806
                       -------------------------------------------------------

                         RAMAPO FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                  22-1946561
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY               07470
- -------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (201) 696-6100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value 8,097,199 shares at May 10, 1996.

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION
- ------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets at
           March 31, 1996 and December 31, 1995
           (Unaudited)..................................................       3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 1996 and 1995 (Unaudited)....................       4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Three
           Months Ended March 31, 1996 (Unaudited)......................       5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1996 and 1995 (Unaudited)....................................       6

           Notes to Consolidated Financial State-
           ments (Unaudited)............................................     7-8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS....................................................    9-15

PART II - OTHER INFORMATION
  ITEM 1 THROUGH ITEM 6.................................................   16-17

SIGNATURES..............................................................      18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                       March  31,     December 31,
                                                                                          1996           1995
                                                                                     ------------   -------------
ASSETS

       Cash and Cash Equivalents:
            Cash and Due From Banks                                                 $  8,624,000    $  9,160,000
            Federal Funds Sold                                                         8,653,000       5,802,000
                                                                                    ------------    ------------
               Total Cash and Cash Equivalents                                        17,277,000      14,962,000
       Due from Bank- Interest-Bearing                                                 1,000,000       1,000,000
       Securities:
            Available for Sale, at Fair Value                                         33,698,000      39,328,000
            Held to Maturity, at Cost                                                 22,144,000      20,030,000
       Loans                                                                         156,847,000     160,580,000
            Less:  Allowance for Possible Loan Losses                                  5,086,000       4,853,000
                                                                                    ------------    ------------
                Net Loans                                                            151,761,000     155,727,000
       Premises and Equipment, net                                                     2,687,000       2,675,000
       Other Real Estate, net (Note 1)                                                 3,928,000       4,408,000
       Other Assets, net                                                               7,474,000       7,883,000
       Intangible Assets, net (Note 2)                                                   440,000         503,000
                                                                                    ------------    ------------
       TOTAL ASSETS                                                                 $240,409,000     $246,516,00
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
         Demand - Noninterest-Bearing                                               $ 43,088,000    $ 49,761,000
                - Interest-Bearing                                                    25,450,000      25,740,000
         Savings                                                                      73,046,000      73,348,000
         Time                                                                         65,109,000      64,005,000
         Certificates of Deposit over $100,000                                         4,486,000       4,208,000
                                                                                    ------------    ------------
            Total Deposits                                                           211,179,000     217,062,000
       Accrued Expenses and Other Liabilities                                          2,356,000       2,205,000
                                                                                    ------------    ------------
              Total Liabilities                                                      213,535,000     219,267,000

STOCKHOLDERS' EQUITY (Note 3)
       Class A Preferred Stock                                                                 -         717,000
       Common Stock                                                                    8,160,000       8,160,000
       Capital Paid in Excess of Par Value                                            13,101,000      13,101,000
       Retained Earnings                                                               5,876,000       5,479,000
       Net Unrealized Holding Gains on
           Securities Available for Sale                                                  31,000          86,000
       Treasury Stock at Cost (63,406 shares)                                           (294,000)       (294,000)
                                                                                    ------------    ------------
            Total Stockholders' Equity                                                26,874,000      27,249,000
                                                                                    ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $240,409,000    $246,516,000
                                                                                    ============    ============


                 See Notes to Consolidated Financial Statements

                RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                   1996             1995
                                                                                ----------      ----------
INTEREST INCOME
       Loans, including Fees                                                    $3,430,000      $3,528,000
       Securities
            Taxable                                                                847,000         441,000
            Nontaxable                                                              17,000          17,000
       Federal Funds Sold                                                           76,000         413,000
       Time Deposit with Bank                                                       15,000             -
                                                                                ----------       ---------
            TOTAL INTEREST INCOME                                                4,385,000       4,399,000
                                                                                ----------       ---------

INTEREST EXPENSE
       Savings and Interest-Bearing Demand Deposits                                524,000         578,000
       Time Deposits and Certificates of Deposit
            over $100,000                                                          868,000         767,000
       Other Borrowings                                                                  -          12,000
                                                                                ----------       ---------
            TOTAL INTEREST EXPENSE                                               1,392,000       1,357,000
                                                                                ----------       ---------

NET INTEREST INCOME                                                              2,993,000       3,042,000
       Provision for Possible Loan Losses                                          120,000         450,000
                                                                                ----------       ---------
    NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                                                 2,873,000       2,592,000

OTHER INCOME
       Service Charges on Deposit Accounts                                         351,000         362,000
       Gain on Securities Transactions, net                                         24,000           -
       Brokerage Commissions                                                        66,000          83,000
       Other Income                                                                274,000         274,000
                                                                                ----------       ---------
            TOTAL OTHER INCOME                                                     715,000         719,000
                                                                                ----------       ---------

OTHER EXPENSES
       Salaries and Employee Benefits                                            1,209,000       1,115,000
       Net Occupancy Expense                                                       189,000         187,000
       Equipment Expense                                                           130,000         142,000
       OREO Expense- Cost of Operations, net                                       142,000         155,000
                   - Valuation Provisions                                          325,000         375,000
       Other Operating Expenses (Note 4)                                           768,000         894,000
                                                                                ----------       ---------
            TOTAL OTHER EXPENSES                                                 2,763,000       2,868,000
                                                                                ----------       ---------

INCOME BEFORE TAXES                                                                825,000         443,000
       Provision for Income Taxes                                                  322,000          38,000
                                                                                ----------      ----------
NET INCOME                                                                      $  503,000      $  405,000
                                                                                ==========      ==========

Weighted Average Common Shares Outstanding                                       8,096,449       8,096,449
Income per Common Share                                                         $     0.06      $     0.05
                                                                                ==========      ==========

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                      Net Unrealized
                                                                                                       Holding Gains
                                       Class A                          Capital                        on Securities
                                      Preferred       Common          in Excess of      Retained         Available      Treasury
                                        Stock         Stock            Par Value        Earnings         for Sale         Stock
                                      ------------------------------------------------------------------------------------------

BALANCE, December 31, 1995            $ 717,000      $8,160,000        $13,101,000      $5,479,000        $86,000      ($294,000)

Net Income for the Period                     -               -                  -         503,000              -              -

Redemption of Class A
    Preferred Stock (Note 3)           (717,000)              -                  -        (106,000)             -              -

Change in Net Unrealized
    Holding Gains on
    Securities Available for Sale             -               -                  -               -        (55,000)             -
                                      ------------------------------------------------------------------------------------------

BALANCE, March 31, 1996               $       -      $8,160,000        $13,101,000      $5,876,000        $31,000      ($294,000)
                                      ==========================================================================================

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                            Three Months Ended
                                                                                                       --------------------------
                                                                                                           1996            1995
                                                                                                           ----            ----
Cash Flows from Operating Activities:
     Net Income                                                                                      $   503,000          405,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization of Premises and Equipment                                        112,000          115,000
          Amortization of Intangible Assets                                                               63,000           83,000
          Accretion of Securities Discount, net                                                          (13,000)         (41,000)
          Provision for Possible Loan Losses                                                             120,000          450,000
          Net Provision for Possible Losses on Other Real Estate                                         325,000          375,000
          Gain on Sale of Other Real Estate                                                              (78,000)            -
          Gain on Securities Transactions, net                                                           (24,000)            -
          Loans Made or Acquired and Held For Sale                                                      (349,000)        (123,000)
          Proceeds from Loans Held for Sale                                                              349,000          125,000
          Gain on Sales of Loans Held for Sale                                                             -               (2,000)
          Decrease (Increase) in Interest Receivable                                                     457,000         (129,000)
          Increase in Accrued Expenses and Other Liabilities                                             151,000        1,783,000
          Other                                                                                          (10,000)        (190,000)
                                                                                                      ----------     ------------
            Net Cash Provided by Operating Activities                                                  1,606,000        2,851,000
                                                                                                      ----------     ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
          Proceeds from Maturities                                                                        11,000           10,000
          Proceeds from Sales/Calls Prior to Maturity                                                 12,024,000             -
          Purchases                                                                                   (6,459,000)      (9,628,000)
     Securities Held to Maturity:
          Proceeds from Sales/Calls Prior to Maturity                                                  3,002,000             -
          Purchases                                                                                   (5,115,000)     (15,600,000)
     Net Decrease in Loans Outstanding                                                                 3,846,000        5,390,000
     Capital Expenditures                                                                               (129,000)         (17,000)
     Advances Made on Other Real Estate                                                                 (117,000)        (120,000)
     Proceeds from Sale of Other Real Estate                                                             350,000           87,000
     Other                                                                                                 3,000             -
                                                                                                      ----------     ------------
            Net Cash Provided by (Used in) Investing Activities                                        7,416,000      (19,878,000)
                                                                                                      ----------     ------------
Cash Flows from Financing Activities:
     Net (Decrease) Increase in Total Deposits                                                        (5,884,000)       8,287,000
     Redemption of Subordinated Debentures                                                                 -           (1,292,000)
     Redemption of Class A Preferred Stock (Note 3)                                                     (717,000)            -
     Preferred Stock Dividends Paid (Note 3)                                                            (106,000)            -
                                                                                                      ----------     ------------
            Net Cash (Used in) Provided by Financing Activities                                       (6,707,000)       6,995,000
                                                                                                     -----------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   2,315,000      (10,032,000)
Cash and Cash Equivalents, Beginning of Period                                                        14,962,000       42,486,000
                                                                                                     -----------     ------------
Cash and Cash Equivalents, End of Period                                                             $17,277,000     $ 32,454,000
                                                                                                     ===========     ============

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                                                                THREE MONTHS ENDED
                                                                                   MARCH 31, 1996
                                                                                 -----------------
Balance, beginning of period, net                                                       $4,408,000

  Advances                                                                                 117,000
  Sales of properties                                                                     (272,000)
  Charge-offs or write-downs                                                                (8,000)
  Increase in valuation allowance, net                                                    (317,000)
                                                                                        ----------

Balance, end of period, net                                                             $3,928,000
                                                                                        ==========

NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                                           MARCH 31            DECEMBER 31
                                                                             1996                 1995
                                                                           --------            ---------
    Purchased Mortgage Servicing Rights                                    $113,000             $123,000
    Core Deposit Premiums                                                   125,000              151,000
    Premium on Purchased Home Equity
      Lines of Credit                                                       202,000              229,000
                                                                           --------             --------
        Net Intangible Assets                                              $440,000             $503,000
                                                                           ========             ========

NOTE 3:  PREFERRED STOCK REDEMPTION

         During the first quarter of 1996, the Corporation redeemed $717,000 of Class A preferred stock and paid cumulative dividends on that stock of approximately $106,000. This action was taken with regulatory approval.

NOTE 4:  SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

     Major categories of Other Operating Expenses are as follows:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                             -------------------------
                                                                             1996                 1995
                                                                             ----                 ----
    FDIC Fees                                                             $ 17,000              $161,000
    Legal                                                                  154,000               100,000
    Bonding and Insurance                                                   57,000                63,000
    Consulting Fees                                                         69,000               102,000
    Credit Reports/Filing Fees                                              32,000                29,000
    Examinations                                                            42,000                60,000
    Postage & Freight                                                       43,000                47,000
    Telephone                                                               39,000                41,000
    Amortization - Intangibles                                              63,000                63,000
    Automated Services                                                      28,000                36,000
    Stationery & Printing                                                   58,000                41,000
    Advertising                                                             39,000                40,000
    Dues and Subscriptions                                                  15,000                14,000
    Employee/Customer Relations                                             15,000                14,000
    Directors Fees                                                          28,000                13,000
    Correspondent Banks' Fees                                                7,000                17,000
    All Others                                                              62,000                53,000
                                                                          --------              --------
                                                                          $768,000              $894,000
                                                                          ========              ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of March 31, 1996 and results of operations for the three months ended March 31, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information herein. The information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area remained lackluster during the first three months of 1996. The retail sector was affected by corporate restructurings and the higher debt loads that normally follow holiday season expenditures. The severe winter experienced in northern New Jersey led to higher utility and maintenance costs for families and businesses alike. Commercial real estate development was especially hampered by the weather, although this type of activity is generally at a low point during the winter months. The lowering of the prime rate in February was a positive move for current and potential borrowers that often encourages spending and leads to economic expansion. However, recent economic analyses seem to point to higher interest rates before year-end which would have a negative effect on loan demand.

         On the competitive front, the Corporation should benefit from the three acquisitions of major New Jersey banks by out-of-state institutions that are being implemented in 1996. As ownership and management of competing organizations become more remote, the Corporation's business development efforts should generate new loan and deposit business from small businesses and professionals in our market area. Also, the Corporation believes it can attract a substantial amount of retail customers who prefer to do business with a community-based organization. The Corporation's competitive position was further enhanced by the termination of all regulatory orders during the first quarter. (See "Capital Adequacy and Regulatory Matters" below.)

         The Corporation's total assets declined $6.1 million (2.5%) during the first quarter of 1996. The decrease was the result of a $5.9 million (2.7%) decline in deposits during the same period. Declines in net loans and securities of $4.0 million (2.6%) and $3.5 million (5.9%), respectively, were offset in part by a $2.9 million (49.1%) increase in federal funds sold. In addition, the Corporation redeemed the remaining $717,000 of Class A preferred stock.

         The deposit decrease was primarily in noninterest-bearing demand accounts, which declined $6.7 million (13.4%). Several large commercial depositors maintained lower than average deposit levels during the quarter which reflected a slow period in their business cycles. Deposit levels rebounded in April, with total deposits averaging almost $219 million.

CAPITAL ADEQUACY AND REGULATORY MATTERS

         Both the Corporation and its principal subsidiary, The Ramapo Bank (the "Bank"), were released from regulatory orders during the first quarter of 1996.

         The Corporation had been operating under a Written Agreement with the Federal Reserve Bank of New York (the "FRB") since November, 1993. Based on a limited-scope inspection by the FRB as of September 30, 1995 which noted the continued improvement in the Corporation's operations, the Written Agreement was terminated in March, 1996.

         The Bank had been operating under a Memorandum of Understanding (the "MOU") issued by the Federal Deposit Insurance Corporation (the "FDIC") and the New Jersey Department of Banking (the "State") in May, 1995. The MOU replaced a more onerous order to cease and desist which had been jointly issued by the FDIC and State in November, 1992. The MOU was terminated in March, 1996 as a result of the FDIC's examination of the Bank as of December 31, 1995.

         The Corporation's capital raising efforts in October, 1994, when $11.7 million of new capital was added, and its continued profitability since then, have resulted in the Corporation's and the Bank's being considered "well capitalized" by their respective regulators.

The following table reflects the capital ratios as of the specified dates:

                                                                               REQUIRED
                                                                              REGULATORY
                                               MARCH 31        DECEMBER 31     CAPITAL
                                                 1996            1995         RATIOS (%)
                                                 -----           ----         ----------
CORPORATION
Tier 1 leverage capital                         10.33%           10.08%            *
Risk based capital:
   Tier 1                                       13.63%           13.37%         4.00%
   Total (Tier 1 and Tier 2)                    14.90%           14.66%         8.00%

BANK
Tier 1 leverage capital                         9.21%             8.62%            *
Risk based capital:
   Tier 1                                       12.15%           11.45%         4.00%
   Total (Tier 1 and Tier 2)                    13.42%           12.74%         8.00%

* Three percent minimum, with most banking organizations required to maintain an additional 1% to 2%. Capital adequacy is determined through the examination process.

ASSET QUALITY

         Management has devoted significant time and resources to reducing levels of problem assets. These efforts have resulted in nonperforming assets declining from $33.4 million at December 31, 1993 to $8.7 million and $6.3 million at December 31, 1995 and March 31, 1996, respectively. The March 31, 1996 total represents just 2.6% of total assets.

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


                                                       MARCH 31              DECEMBER 31
                                                         1996                  1995
                                                         -----                 ----
Loans 30-89 days past due..........................  $ 4,580,000             $ 3,644,000
                                                     ===========             ===========

Nonaccrual loans:
  Commercial and commercial real
     estate........................................  $ 1,618,000             $ 3,459,000
  Residential real estate
     mortgage......................................      375,000                 375,000
  Installment......................................      155,000                 356,000
                                                     -----------             -----------
    Total nonaccrual loans.........................    2,148,000               4,190,000
                                                     -----------             -----------
Loans past due 90 days or more:
  Commercial and commercial real
     estate........................................       69,000                  37,000
  Residential real estate
     mortgage......................................      123,000                  53,000
  Installment......................................       67,000                  51,000
    Total loans past due 90 days                     -----------             -----------
      or more......................................      259,000                 141,000
                                                     -----------             -----------
    Total nonperforming loans......................  $ 2,407,000             $ 4,331,000
                                                     -----------             -----------
Other real estate, net.............................  $ 3,928,000             $ 4,408,000
                                                     -----------             -----------
Total nonperforming assets.........................  $ 6,335,000             $ 8,739,000
                                                     ===========             ===========
Restructured loans.................................  $ 3,291,000             $ 1,702,000
                                                     -----------             -----------
Total nonperforming assets and
  restructured loans...............................  $ 9,626,000             $10,441,000
                                                     ===========             ===========


                 Of the loans in the 30-89 days past due category, only $1.4 million are considered potential problem loans. Chief among the problem loans is a $1.1 million commercial loan secured by real estate. During the quarter, a $1.7 million nonaccrual commercial loan was restructured.

                 Management believes that the net carrying value of ORE at March 31, 1996 equaled the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired. Given current real estate and economic conditions in the Corporation's market, however, no assurance can be given as to the extent to which the Corporation will realize its current carrying value, the Corporation's ability to continue to dispose of any significant amount of ORE or the period of time it will take for the Corporation to achieve a significant reduction in the amount of its ORE.

                 ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At March 31, 1996, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. Management believes the allowance for possible loan losses at March 31, 1996 of $5.1 million, or 211.3% of nonperforming loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

                 At March 31, 1996, the Bank's liquidity consisted of federal funds sold of $8.7 million and securities available for sale of $33.7 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

                 The parent company had $2.6 million of cash and cash equivalents at March 31, 1996. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

RESULTS OF OPERATIONS

                 GENERAL. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which consists primarily of service fees on deposit accounts and other fee income. Net interest income is determined by
(i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

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

                 In prior periods, the level of the Corporation's nonperforming assets significantly affected the Corporation's operating results due to the amounts of the provisions for loan losses, which are charged against income, as well as the expenses and losses related to ORE. As reported earlier, nonperforming assets have been reduced to $6.3 million or 2.6% of total assets, at March 31,1996.

                 Although the first quarter of 1996 marked the sixth consecutive profitable quarter for the Corporation, management believes that sustained performance on a level with higher-earning peers is dependent upon its ability to further reduce levels of nonperforming assets and curtail additions to the valuation allowance for losses on ORE. Management anticipates that it can reduce its provisions to the ORE valuation allowance because fewer ORE properties remain, and because they are properly carried on the Corporation's books at the lower of cost or fair value (less cost to sell), based on updated appraisals. Also, management has demonstrated its ability to successfully restructure certain nonperforming loans and sell its ORE properties at or near current book value.

                 THREE MONTHS ENDED MARCH 31, 1996. The Corporation recorded net income of $503,000, or $.06 per common share, for the first quarter of 1996 as compared to net income of $405,000, or $.05 per common share, for the same period in 1995. A reduction in the provision for possible loan losses of $330,000 plus a reduction of total other expenses of $105,000 were the primary reasons that income before taxes increased $382,000 in the first quarter of
1996 as compared to 1995. Due to the adequacy of the allowance for possible loan losses, management anticipates that future quarterly provisions to the allowance will be similar to those charged to operations during the first
quarter.   The Corporation moved to a fully taxable status for financial reporting purposes in 1996, resulting in an increase in the provision for income taxes of $284,000. At December 31, 1995, the Corporation had a Federal net operating loss carryforward of $3.3 million of which $2.5 million expires in 2009 and the remainder in 2010 and a state net operating loss carryforward of $11.9 million which expires as follows: $800,000 in 1998, $2.0 million in 1999, $6.7 million in 2008, $1.6 million in 2001 and $800,000 in 2002.

                 The small decrease in net interest income of $49,000 was entirely rate related, since average earning assets increased in 1996 versus 1995. Average securities and due from banks-interest-bearing increased $26.8 million in the first quarter of 1996 versus 1995, while average federal funds sold and loans decreased $23.0 million and $2.9 million, respectively. The drop in rate was mainly due to a 48 basis point drop in the Corporation's base lending rate, from 8.82% in 1995 to 8.34% in 1996.

                 Other income for 1996 remained very close to the 1995 level. The $94,000 increase in salaries and employee benefits reflects salary increases given to officers and staff as of January 1, 1996 and increased benefit costs. ORE related expenses declined $63,000 in 1996 versus 1995 and other operating expenses dropped $126,000. In particular, FDIC fees dropped $144,000 for the quarter when compared to the first quarter of 1995 due to a reduction in rates and a reduction in the Bank's risk rating. Future FDIC fees should remain at very low levels. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the remaining changes.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation's 1996 annual meeting of stockholders was held on April 30, 1996. The sole item of business was the election of two directors of the Corporation.

         In accordance with the nominations described in the Corporation's definitive Proxy Statement dated March 22, 1996, previously filed with the Commission, the two (2) individuals named therein for reelection at the annual meeting, Erwin D. Knauer and James R. Kaplan, were reelected for three year terms expiring in 1999. The results of the balloting for the election of Directors were as follows:

                                    TERM OF                       VOTES
         NAME                        OFFICE       VOTES FOR      WITHHELD
         ----                       -------       ---------      --------
         Erwin D. Knauer            Three years   7,029,814       70,880
         James R. Kaplan            Three years   7,027,894       72,800

         The names of the Corporation's five other directors, and the years in which their respective terms will expire, are as follows: Donald W. Barney (1998), Richard S. Miller (1998), Louis S. Miller (1997), Mortimer J. O'Shea (1997) and Victor C. Otley, Jr. (1997).

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RAMAPO FINANCIAL CORPORATION
                                                         (Registrant)

Date:      May 14, 1995                           By: /s/ Walter A. Wojcik, Jr.
      -----------------------                         --------------------------
                                                      Treasurer


Date:      May 14, 1995                           By: /s/ Mortimer J. O'Shea
      ----------------------                          --------------------------
                                                      President and CEO
                                       18