Form 10-Q
period 1996-06-30
RAMAPO FINANCIAL CORP
filed 1996-08-14
CIK 81893

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number              0-7806

                          RAMAPO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                  22-1946561
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY               07470
  (Address of principal executive offices)               (Zip Code)

                                 (201) 696-6100
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report).

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

Common Stock $1.00 par value  8,097,199 shares at August 5, 1996.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                  June 30, 1996 and December 31, 1995
                  (Unaudited)....................................            3

                  Consolidated Statements of Income
                  for the Six Months Ended June 30,
                  1996 and 1995 (Unaudited)......................            4

                  Consolidated Statements of Income
                  for the Three Months Ended June 30,
                  1996 and 1995 (Unaudited)......................            5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Six
                  Months Ended June 30, 1996 (Unaudited).........            6

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1996 and 1995 (Unaudited)......................            7

                  Notes to Consolidated Financial
                  Statements (Unaudited).........................          8-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS.................................        10-18

PART II - OTHER INFORMATION

         ITEM 1 THROUGH ITEM 6...................................           19

SIGNATURES.......................................................           20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              JUNE 30,           DECEMBER 31,
                                                                1996                 1995
                                                            -------------        ------------
ASSETS
       Cash and Cash Equivalents:
            Cash and Due From Banks                         $  11,124,000        $  9,160,000
            Federal Funds Sold                                  6,316,000           5,802,000
                                                            -------------        ------------
               Total Cash and Cash Equivalents                 17,440,000          14,962,000
       Due from Bank- Interest-Bearing                          1,000,000           1,000,000
       Securities:
            Available for Sale, at Fair Value                  35,590,000          39,328,000
            Held to Maturity, at Cost                          25,610,000          20,030,000
       Loans                                                  160,945,000         160,580,000
            Less:  Allowance for Possible Loan Losses           5,486,000           4,853,000
                                                            -------------        ------------
                Net Loans                                     155,459,000         155,727,000
       Premises and Equipment, net                              2,684,000           2,675,000
       Other Real Estate, net (Note 1)                          3,391,000           4,408,000
       Other Assets, net                                        7,147,000           7,883,000
       Intangible Assets, net (Note 2)                            377,000             503,000
                                                            -------------        ------------
       TOTAL ASSETS                                         $ 248,698,000        $246,516,000
                                                            =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
         Demand - Noninterest-Bearing                       $  46,348,000        $ 49,761,000
                - Interest-Bearing                             29,568,000          25,740,000
         Savings                                               74,212,000          73,348,000
         Time                                                  64,333,000          64,005,000
         Certificates of Deposit over $100,000                  4,326,000           4,208,000
                                                            -------------        ------------
            Total Deposits                                    218,787,000         217,062,000
       Accrued Expenses and Other Liabilities                   2,502,000           2,205,000
                                                            -------------        ------------
              Total Liabilities                               221,289,000         219,267,000

STOCKHOLDERS' EQUITY
       Class A Preferred Stock (Note 3)                                --             717,000
       Common Stock                                             8,161,000           8,160,000
       Capital in Excess of Par Value                          13,103,000          13,101,000
       Retained Earnings                                        6,468,000           5,479,000
       Net Unrealized Holding (Losses) Gains
           on Securities Available for Sale                       (29,000)             86,000
       Treasury Stock at Cost (63,406 shares)                    (294,000)           (294,000)
                                                            -------------        ------------
            Total Stockholders' Equity                         27,409,000          27,249,000
                                                            -------------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $248,698,000        $246,516,000
                                                             ============        ============


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Six Months Ended June 30
                                                           -----------------------------
                                                              1996               1995
                                                           ----------         ----------
INTEREST INCOME
       Loans, including Fees                               $6,943,000         $7,039,000
       Securities:
            Taxable                                         1,728,000          1,236,000
            Nontaxable                                         34,000             34,000
       Federal Funds Sold                                     186,000            700,000
       Time Deposit with Bank                                  30,000                 --
                                                           ----------         ----------
            TOTAL INTEREST INCOME                           8,921,000          9,009,000
                                                           ----------         ----------
INTEREST EXPENSE
       Savings and Interest-Bearing Demand Deposits         1,101,000          1,158,000
       Time Deposits and Certificates of Deposit
            over $100,000                                   1,728,000          1,799,000
       Other Borrowings                                            --             12,000
                                                           ----------         ----------
            TOTAL INTEREST EXPENSE                          2,829,000          2,969,000
                                                           ----------         ----------

NET INTEREST INCOME                                         6,092,000          6,040,000
       Provision for Possible Loan Losses                     160,000            675,000
                                                           ----------         ----------
NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                            5,932,000          5,365,000

OTHER INCOME
       Service Charges on Deposit Accounts                    699,000            742,000
       Losses on Securities Transactions                       (9,000)                --
       Brokerage Commissions                                  152,000            166,000
       Other Income                                           407,000            388,000
                                                           ----------         ----------
            TOTAL OTHER INCOME                              1,249,000          1,296,000
                                                           ----------         ----------
OTHER EXPENSES
       Salaries and Employee Benefits                       2,435,000          2,244,000
       Net Occupancy Expense                                  390,000            366,000
       Equipment Expense                                      272,000            278,000
       OREO Expense - Cost of Operations, net                 215,000            221,000
                    - Valuation Adjustments                   580,000            675,000
       Other Operating Expenses (Note 4)                    1,489,000          1,924,000
                                                           ----------         ----------
            TOTAL OTHER EXPENSES                            5,381,000          5,708,000
                                                           ----------         ----------

INCOME BEFORE TAXES                                         1,800,000            953,000
       Provision for Income Taxes                             705,000             82,000
                                                           ----------         ----------
NET INCOME                                                 $1,095,000         $  871,000
                                                           ==========         ==========

Average Common Shares Outstanding                           8,181,094          8,096,449
Income per Common Share                                    $     0.13         $     0.10
                                                           ==========         ==========

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended June 30
                                                      -------------------------------
                                                         1996                 1995
                                                      ----------           ----------
INTEREST INCOME
   Loans, including Fees                              $3,513,000           $3,511,000
   Securities:
        Taxable                                          881,000              795,000
        Nontaxable                                        17,000               17,000
   Federal Funds Sold                                    110,000              287,000
   Time Deposit with Bank                                 15,000                  -
                                                      ----------           ----------
        TOTAL INTEREST INCOME                          4,536,000            4,610,000
                                                      ----------           ----------
INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits          577,000              580,000
   Time Deposits and Certificates of Deposit
        over $100,000                                    860,000            1,032,000
                                                      ----------           ----------
        TOTAL INTEREST EXPENSE                         1,437,000            1,612,000
                                                      ----------           ----------

NET INTEREST INCOME                                    3,099,000            2,998,000
   Provision for Possible Loan Losses                     40,000              225,000
                                                      ----------           ----------
NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                           3,059,000            2,773,000

OTHER INCOME
   Service Charges on Deposit Accounts                   348,000              380,000
   Losses on Securities Transactions                     (33,000)                 -
   Brokerage Commissions                                  86,000               83,000
   Other Income                                          133,000              114,000
                                                      ----------           ----------
        TOTAL OTHER INCOME                               534,000              577,000
                                                      ----------           ----------
OTHER EXPENSES
   Salaries and Employee Benefits                      1,226,000            1,129,000
   Net Occupancy Expense                                 201,000              179,000
   Equipment Expense                                     142,000              136,000
   OREO Expense - Cost of Operations, net                 73,000               66,000
                - Valuation Adjustments                  255,000              300,000
   Other Operating Expenses (Note 4)                     721,000            1,030,000
                                                      ----------           ----------
        TOTAL OTHER EXPENSES                           2,618,000            2,840,000
                                                      ----------           ----------

INCOME BEFORE TAXES                                      975,000              510,000
   Provision for Income Taxes                            383,000               44,000
                                                      ----------           ----------
NET INCOME                                            $  592,000           $  466,000
                                                      ==========           ==========

Average Common Shares Outstanding                      8,213,897            8,096,449
Income per Common Share                               $     0.07           $     0.05
                                                      ==========           ==========


                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                  NET UNREALIZED
                                                                                               HOLDING GAINS (LOSSES)
                                      CLASS A                      CAPITAL                         ON SECURITIES
                                     PREFERRED     COMMON       IN EXCESS OF        RETAINED         AVAILABLE          TREASURY
                                       STOCK        STOCK         PAR VALUE         EARNINGS         FOR SALE             STOCK
                                    --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995          $ 717,000     $8,160,000     $13,101,000       $5,479,000       $  86,000          $(294,000)

Net Income for the Period                   -              -               -        1,095,000               -                  -

Redemption of Class A
    Preferred Stock (Note 3)          (717,000)            -               -         (106,000)              -                  -

Change in Net Unrealized
    Holding Gains on
    Securities Available for Sale           -              -               -                -        (115,000)                 -

Stock Options Exercised                     -          1,000           2,000                -               -                 -
                                    --------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996              $        -    $8,161,000     $13,103,000       $6,468,000       $ (29,000)         $(294,000)
                                    ============================================================================================


                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                1996                1995
                                                                            ------------       ------------
Cash Flows from Operating Activities:
     Net Income                                                             $  1,095,000       $    871,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization of Premises and Equipment                 230,000            226,000
         Amortization of Intangible Assets                                       125,000            145,000
         Accretion of Securities Discount, net                                   (33,000)          (202,000)
         Provision for Possible Loan Losses                                      160,000            675,000
         Net Provision for Possible Losses on Other Real Estate                  580,000            675,000
         Gain on Sale of Other Real Estate                                       (84,000)           (10,000)
         Loss on Securities Transactions, net                                      9,000                 -
         Loans Made or Acquired and Held for Sale                               (720,000)          (153,000)
         Proceeds from Loans Held for Sale                                       731,000            126,000
         Gain on Sales of Loans Held for Sale                                    (11,000)            (2,000)
         Decrease (Increase) in Interest Receivable                              147,000           (252,000)
         Increase (Decrease) in Accrued Expenses and Other Liabilities           297,000         (1,066,000)
         Other                                                                   668,000             85,000
                                                                            ------------       ------------
             Net Cash Provided by Operating Activities                         3,194,000          1,118,000
                                                                            ------------       ------------
Cash Flows from Investing Activities:
     Securities Available for Sale:
         Proceeds from Maturities                                              1,511,000             20,000
         Proceeds from Sales/Calls Prior to Maturity                          14,931,000                  -
         Purchases                                                           (12,874,000)        (9,628,000)
     Securities Held to Maturity:
         Proceeds from Maturities                                                500,000          1,000,000
         Proceeds from Sales/Calls Prior to Maturity                           3,002,000                  -
         Purchases                                                            (9,079,000)       (23,512,000)
     Net Decrease in Loans Outstanding                                           108,000          5,665,000
     Capital Expenditures                                                       (243,000)           (43,000)
     Advances Made on Other Real Estate                                         (150,000)          (352,000)
     Payments Received on Other Real Estate                                            -          2,672,000
     Proceeds from Sale of Other Real Estate                                     671,000          1,184,000
     Other                                                                         3,000                 -
                                                                            ------------       ------------
             Net Cash Used in Investing Activities                            (1,620,000)       (22,994,000)
                                                                            ------------       ------------
Cash Flows from Financing Activities:
     Net Increase in Total Deposits                                            1,724,000         10,149,000
     Redemption of Subordinated Debentures                                             -         (1,292,000)
     Redemption of Class A Preferred Stock (Note 3)                             (717,000)          (500,000)
     Preferred Stock Dividends Paid (Note 3)                                    (106,000)           (56,000)
     Stock Options Exercised                                                       3,000                  -
                                                                            ------------       ------------
             Net Cash Provided by Financing Activities                           904,000          8,301,000
                                                                            ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           2,478,000        (13,575,000)
Cash and Cash Equivalents, Beginning of Period                                14,962,000         42,486,000
                                                                            ------------       ------------
Cash and Cash Equivalents, End of Period                                    $ 17,440,000       $ 28,911,000
                                                                            ============       ============

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

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                                  SIX MONTHS ENDED
                                                   JUNE 30, 1996
                                                  ----------------
Balance, beginning of period, net                  $4,408,000

  Advances                                            150,000
  Sales of properties                                (587,000)
  Charge-offs or write-downs                           (8,000)
  Increase in valuation allowance, net               (572,000)
                                                   ----------

Balance, end of period, net                        $3,391,000
                                                   ==========


NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                JUNE 30     DECEMBER 31
                                                  1996         1995
                                                --------    -----------
    Purchased Mortgage Servicing Rights         $103,000      $123,000
    Core Deposit Premiums                         99,000       151,000
    Premium on Purchased Home Equity
      Lines of Credit                            175,000       229,000
                                                --------      --------
        Net Intangible Assets                   $377,000      $503,000
                                                ========      ========

NOTE 3:  PREFERRED STOCK REDEMPTION

         During the first quarter of 1996, the Corporation redeemed $717,000 of Class A preferred stock and paid cumulative dividends on that stock of approximately $106,000. This action was taken with regulatory approval.

NOTE 4:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

         Major categories of Other Operating Expense are as follows:

                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                          JUNE 30                             JUNE 30
                                 ---------------------------       ---------------------------
                                    1996             1995             1996             1995
                                 ----------       ----------       ----------       ----------
FDIC Fees                        $   33,000       $  323,000       $   16,000       $  162,000
Legal                               272,000          205,000          118,000          105,000
Bonding and Insurance               112,000          129,000           55,000           66,000
Consulting Fees                     107,000          213,000           38,000          111,000
Credit Reports/Filing Fees           72,000           64,000           40,000           35,000
Examinations                         84,000          130,000           42,000           70,000
Postage & Freight                    80,000           94,000           37,000           47,000
Telephone                            79,000           84,000           40,000           43,000
Amortization - Intangibles          125,000          145,000           62,000           62,000
Automated Services                   67,000           89,000           39,000           53,000
Stationery & Printing               116,000          107,000           58,000           66,000
Advertising                          92,000           88,000           53,000           48,000
Dues and Subscriptions               30,000           30,000           15,000           16,000
Employee/Customer Rel                36,000           26,000           21,000           12,000
Directors' Fees                      61,000           51,000           33,000           38,000
Correspondent Banks' Fees            17,000           38,000           10,000           21,000
All Others                          106,000          108,000           44,000           75,000
                                 ----------       ----------       ----------       ----------

                                 $1,489,000       $1,924,000       $  721,000       $1,030,000
                                 ==========       ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of June 30, 1996 and results of operations for the three and six months ended June 30, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information herein. The information as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area during the second quarter of 1996 showed signs of improvement over the first quarter. With the onset of warmer weather after a severe winter, real estate developers reported strong sales of new homes. Existing home sales appeared to match the increased activity seen nationwide. Real estate values were stable or slightly improved during the quarter as mortgage rates remained at relatively attractive levels. The Corporation also has not experienced the rise in consumer loan delinquencies that has occurred nationwide.

         The competition for deposits and loans remains heated in the Corporation's market area. Active "cold calling" by officers at all levels of the Corporation on businesses in its trade area has attracted new depositors and borrowers. Many of these customers felt neglected by their former banks which had recently undergone mergers. The Corporation's banking subsidiary, The Ramapo Bank, (the "Bank") has taken over the lease of a branch banking site in a community contiguous to Wayne. The Bank expects to open the branch for business in the fourth quarter. Also, the Bank is acquiring approximately $10 million of deposits from another financial institution which is closing a branch in close proximity to one of the Bank's offices.

         The Corporation's total assets increased by $2.2 million (.9%) during the first six months of 1996, with growth during the second quarter of $8.3 million (3.4%), more than offsetting a decline of $6.1 million (2.5%) in the first quarter. The decline in deposits during the first quarter (a recurring seasonal phenomenom) was also reversed during the second quarter. Overall, total deposits rose $1.7 million (.8%) for the six months and $7.6 million (3.6%) for the second quarter. Demand deposits, both noninterest-bearing and interest-bearing, showed the largest gains in the second quarter. Commercial lenders were particularly successful in attracting deposits along with loan business during the quarter. The return to a more normal level of business activity by several large commercial depositors also boosted deposit levels during this period.

CAPITAL ADEQUACY AND REGULATORY MATTERS

         As noted in Form 10-Q for the first quarter of 1996, both the Corporation and its principal subsidiary, the Bank, were released from regulatory orders during the first quarter of 1996.

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

The following table reflects the capital ratios as of the specified dates:

                                                                                             REQUIRED
                                                                                            REGULATORY
                                                                JUNE 30     DECEMBER 31      CAPITAL
                                                                  1996         1995         RATIOS (%)
                                                                -------     -----------     -----------
CORPORATION
Tier 1 leverage capital...............................           10.28%       10.08%            *
Risk based capital
   Tier 1.............................................           13.72%       13.37%          4.00%
   Total (Tier 1 and Tier 2)..........................           14.99%       14.66%          8.00%

BANK
Tier 1 leverage capital...............................            9.21%        8.62%             *
Risk based capital
   Tier 1.............................................           12.31%       11.45%          4.00%
   Total (Tier 1 and Tier 2)..........................           13.58%       12.74%          8.00%



* Three percent minimum, with most bank holding companies required to maintain an additional 1% to 2%. Capital adequacy is determined through the examination process.

ASSET QUALITY

         Management has devoted significant time and resources to reducing levels of problem assets. These efforts have resulted in nonperforming assets declining from $33.4 million at December 31, 1993 to $8.7 million and $4.8 million at December 31, 1995 and June 30, 1996, respectively. The June 30, 1996 total represents just 1.9% of total assets.

         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. Loans are considered restructured loans if, for economic or legal reasons, a concesssion has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Bank's possession and under its control without legal transfer of title. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

                                                  JUNE 30            DECEMBER 31
                                                    1996                1995
                                                 ----------         -----------
Loans 30-89 days past due ..............         $3,321,000         $ 3,644,000
                                                 ==========         ===========
Nonaccrual loans:
  Commercial and commercial real
    estate .............................         $  584,000         $ 3,459,000
  Residential real estate
    mortgage ...........................            200,000             375,000
  Installment ..........................            152,000             356,000
                                                 ----------         -----------
    Total nonaccrual loans .............            936,000           4,190,000
                                                 ----------         -----------
Loans past due 90 days or more:
  Commercial and commercial real
    estate .............................            280,000              37,000
  Residential real estate
    mortgage ...........................            132,000              53,000
  Installment ..........................            105,000              51,000
                                                 ----------         -----------
    Total loans past due 90 days
      or more ..........................            517,000             141,000
                                                 ----------         -----------

    Total nonperforming loans ..........         $1,453,000         $ 4,331,000
                                                 ----------         -----------

Other real estate, net .................         $3,391,000         $ 4,408,000
                                                 ----------         -----------

Total nonperforming assets .............         $4,843,000         $ 8,739,000
                                                 ==========         ===========

Restructured loans .....................         $1,768,000         $ 1,702,000
                                                 ----------         -----------
Total nonperforming assets and
  restructured loans ...................         $6,611,000         $10,441,000
                                                 ==========         ===========

         Of the loans in the 30-89 days past due category only 2 loans totaling $1.2 million are considered potential problem loans. The largest of the two is a $1.1 million commercial loan secured by real estate.

         Management believes that the net carrying value of ORE at June 30, 1996 equaled the lower of such assets' balances when transferred to ORE or the estimated fair value (after reduction for estimated selling costs) of the properties acquired. Given current real estate and economic conditions in the Corporation's market, however, no assurance can be given as to the extent to which the Corporation will realize its current carrying value, the Corporation's ability to continue to dispose of any significant amount of ORE or the period of time it will take for the Corporation to achieve further reductions in the amount of its ORE.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At June 30, 1996, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. Management believes the allowance for possible loan losses at June 30, 1996 of $5.5 million, 377.6% of nonperforming loans and 3.4% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. For the six months ended June 30, 1996, recoveries exceeded charge-offs by $473,000. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At June 30, 1996, the Bank's liquidity consisted of cash and due from banks of $11.1 million, federal funds sold of $6.3 million and securities available for sale of $35.6 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company had $2.5 million of cash and cash equivalents at June 30, 1996. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

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

         In prior periods, the level of the Corporation's nonperforming assets significantly affected the Corporation's operating results due to the amounts of the provisions for loan losses, which are charged against income, as well as the expenses and losses related to ORE. As reported earlier, nonperforming assets have been reduced to $4.8 million or 1.9% of total assets, at June 30, 1996.

         Although the second quarter of 1996 marked the seventh consecutive profitable quarter for the Corporation, management believes that sustained performance on a level with higher-earning peers is dependent upon its ability to further reduce levels of nonperforming assets and curtail additions to the valuation allowance for losses on ORE. Management anticipates that it can reduce its provisions to the ORE valuation allowance because fewer ORE properties remain, and because they are properly carried on the Corporation's books at the lower of cost or fair value (less cost to sell), based on updated appraisals. Also, management has demonstrated its ability to successfully restructure certain nonperforming loans and sell its ORE properties at or near current book value.

         SIX MONTHS ENDED JUNE 30, 1996. The Corporation recorded net income of $1,095,000 or $.13 per common share, for the first six months of 1996 as compared to net income of $871,000, or $.10 per common share for the same period in 1995. The Corporation benefited from net operating loss carryforwards in 1995 and thus recorded no federal income tax provision; in 1996, the Corporation is fully taxable for financial reporting purposes. On a pre-tax basis, therefore, income was $1,800,000 for the first six months of 1996, an increase of $847,000 (88.9%) over the first six months of 1995. The most significant reason for the increase in pre-tax income is a $515,000 reduction in the provision for possible loan losses. This was made possible by the continued improvement in asset quality. A $290,000 decrease in FDIC assessment fees in 1996 versus 1995 is another reason for the rise in pre-tax income.

         Net interest income showed a modest increase of $52,000 in 1996 versus 1995. This increase was all due to a $1.2 million increase in interest-earning assets and a decreased volume of interest-bearing liabilities. Rates on interest-earning assets and interest-bearing liabilities were lower in 1996 versus 1995. The increase in interest-earning assets was primarily reflected in a $1.0 million time deposit due from another financial institution.

         Other income decreased $47,000 in 1996 as compared to 1995 primarily due to a $43,000 decline in service charges on deposit accounts. Salaries and employee benefits increased $191,000 for the six month period in 1996 largely due to increased benefit costs. Small increases in occupancy and equipment expenses in 1996 as compared to 1995 were more than offset by a reduction in ORE related expenses of $101,000. Other operating expenses showed the largest decrease, $435,000, during the comparable six month periods. FDIC fees were reduced by $290,000 in 1996 versus 1995 due to a reduction in insurance rates and an improvement in the Bank's risk rating. Future FDIC fees should remain at statutory minimum levels as long as the Bank's risk profile does not change. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the remaining changes.

         THREE MONTHS ENDED JUNE 30, 1996. The Corporation had net income of $592,000, or $.07 per common share in 1996 compared to $466,000 or $.05 per common share for the second quarter of 1995. On a pre-tax basis, earnings were $975,000 in 1996 as compared to $510,000 in 1995 - a $465,000, or 91.2%, increase. A $101,000 increase in net interest income, a $185,000 reduction in the provision for possible loan losses and a $146,000 reduction in FDIC fees are the most significant reasons for the 1996 improvement.

         Net interest income increased because of a $1.5 million rise in average interest-earning assets and a $4.4 million drop in average nonaccrual loans compared to the second quarter of 1995. The reduction in the provision for possible loan losses was largely the result of recoveries exceeding charge-offs during the quarter as well as improved loan quality. Management anticipates that future quarterly provisions to the allowance for possible loan losses will be lower than in 1995. The reduction in FDIC fees signals the Corporation's return to health.

         Other income decreased $43,000 during the quarter compared to 1995, primarily due to a $33,000 loss recorded for securities transactions. Total other expenses decreased by $2.1 million compared to 1995. Increases in salaries and benefits, occupancy and equipment were more than offset by reductions in ORE expenses and other operating expenses. For an analysis of the changes in other operating expenses, see Note 4 of Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Reference is made to Part II, Item 1 of the Corporation's Form 10-Q for June 30, 1995. The suit against the Corporation by a former employee referred to therein was voluntarily dismissed with prejudice early in August, 1996. Accrued expenses related to this matter of approximately $100,000 will not be realized and thus will be reversed during the third quarter of 1996.

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Form 10-Q for March 31, 1996 concerning the 1996 annual meeting of stockholders held on April 30, 1996.

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

                                         RAMAPO FINANCIAL CORPORATION
                                                (Registrant)


Date:     August 13, 1996                 By: /s/ Walter A. Wojcik, Jr.
                                             -------------------------
                                                    Treasurer


Date:     August 13, 1996                 By: /s/ Mortimer J. O'Shea
                                             ----------------------
                                                President and CEO

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule