Form 10-Q
period 1996-09-30
RAMAPO FINANCIAL CORP
filed 1996-11-14
CIK 81893

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1996


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

Common Stock $1.00 par value  8,097,199 shares at November 5, 1996.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                           NUMBER
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                  September 30, 1996 and December 31, 1995
                  (Unaudited) .........................................        3

                  Consolidated Statements of Income
                  for the Nine Months Ended September 30,
                  1996 and 1995 (Unaudited) ...........................        4

                  Consolidated Statements of Income
                  for the Three Months Ended September 30,
                  1996 and 1995 (Unaudited) ...........................        5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Nine
                  Months Ended September 30, 1996 (Unaudited) .........        6

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30,
                  1996 and 1995 (Unaudited) ...........................        7

                  Notes to Consolidated Financial
                  Statements (Unaudited) ..............................      8-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ......................................    10-18

PART II - OTHER INFORMATION

         ITEM 1 THROUGH ITEM 6 ........................................       19

SIGNATURES ............................................................       20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1996                 1995
                                                                 ----                 ----
ASSETS
       Cash and Cash Equivalents:
            Cash and Due From Banks                         $  15,058,000        $   9,160,000
            Federal Funds Sold                                  3,700,000            5,802,000
                                                            -------------        -------------
               Total Cash and Cash Equivalents                 18,758,000           14,962,000
       Due from Bank - Interest-Bearing                         1,000,000            1,000,000
       Securities:
            Available for Sale, at Fair Value                  42,076,000           39,328,000
            Held to Maturity, at Cost                          25,530,000           20,030,000
       Loans                                                  162,682,000          160,580,000
            Less:  Allowance for Possible Loan Losses           5,562,000            4,853,000
                                                            -------------        -------------
                Net Loans                                     157,120,000          155,727,000
       Premises and Equipment, net                              2,658,000            2,675,000
       Other Real Estate, net (Note 1)                          3,085,000            4,408,000
       Other Assets, net                                        9,456,000            7,883,000
       Intangible Assets, net (Note 2)                            315,000              503,000
                                                            -------------        -------------
       TOTAL ASSETS                                         $ 259,998,000        $ 246,516,000
                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
         Demand - Noninterest-Bearing                       $  54,046,000        $  49,761,000
                - Interest-Bearing                             32,769,000           25,740,000
         Savings                                               74,603,000           73,348,000
         Time                                                  62,560,000           64,005,000
         Certificates of Deposit over $100,000                  4,790,000            4,208,000
                                                            -------------        -------------
            Total Deposits                                    228,768,000          217,062,000
       Accrued Expenses and Other Liabilities                   3,235,000            2,205,000
                                                            -------------        -------------
              Total Liabilities                               232,003,000          219,267,000

STOCKHOLDERS' EQUITY
       Class A Preferred Stock (Note 3)                                --              717,000
       Common Stock                                             8,161,000            8,160,000
       Capital in Excess of Par Value                          13,103,000           13,101,000
       Retained Earnings                                        7,073,000            5,479,000
       Net Unrealized Holding (Losses) Gains
           on Securities Available for Sale                       (48,000)              86,000
       Treasury Stock at Cost (63,406 shares)                    (294,000)            (294,000)
                                                            -------------        -------------
            Total Stockholders' Equity                         27,995,000           27,249,000
                                                            -------------        -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 259,998,000        $ 246,516,000
                                                            =============        =============

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                          1996               1995
                                                          ----               ----
INTEREST INCOME
   Loans, including Fees                              $ 10,424,000        $10,523,000
   Securities:
        Taxable                                          2,712,000          2,210,000
        Nontaxable                                          53,000             51,000
   Federal Funds Sold                                      286,000            954,000
   Time Deposit with Bank                                   46,000                 --
                                                      ------------        -----------
        TOTAL INTEREST INCOME                           13,521,000         13,738,000
                                                      ------------        -----------

INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits          1,712,000          1,739,000
   Time Deposits and Certificates of Deposit
        over $100,000                                    2,594,000          2,910,000
   Other Borrowings                                          1,000             12,000
                                                      ------------        -----------
        TOTAL INTEREST EXPENSE                           4,307,000          4,661,000
                                                      ------------        -----------

NET INTEREST INCOME                                      9,214,000          9,077,000
   Provision for Possible Loan Losses                      280,000            800,000
                                                      ------------        -----------
NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                             8,934,000          8,277,000

OTHER INCOME
   Service Charges on Deposit Accounts                   1,045,000          1,124,000
   (Losses) Gains on Securities Transactions               (14,000)             4,000
   Brokerage Commissions                                   230,000            238,000
   Other Income                                            577,000            475,000
                                                      ------------        -----------
        TOTAL OTHER INCOME                               1,838,000          1,841,000
                                                      ------------        -----------

OTHER EXPENSES
   Salaries and Employee Benefits                        3,639,000          3,368,000
   Net Occupancy Expense                                   585,000            559,000
   Equipment Expense                                       422,000            415,000
   OREO Expense - Cost of Operations, net                  286,000            654,000
                - Valuation Adjustments                    705,000            950,000
   Other Operating Expenses (Note 4)                     2,071,000          2,668,000
                                                      ------------        -----------
        TOTAL OTHER EXPENSES                             7,708,000          8,614,000
                                                      ------------        -----------

INCOME BEFORE TAXES                                      3,064,000          1,504,000
   Provision for Income Taxes                            1,202,000            131,000
                                                      ------------        -----------
NET INCOME                                            $  1,862,000        $ 1,373,000
                                                      ============        ===========

Average Common Shares Outstanding (Note 5)               8,189,402          8,096,449
Income per Common Share                               $       0.23        $      0.16
                                                      ============        ===========

                   See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months Ended September 30
                                                           -------------------------------
                                                               1996               1995
                                                               ----               ----
INTEREST INCOME
         Loans, including Fees                              $ 3,481,000        $3,484,000
         Securities:
              Taxable                                           984,000           974,000
              Nontaxable                                         19,000            17,000
         Federal Funds Sold                                     100,000           254,000
         Time Deposit with Bank                                  16,000                --
                                                            -----------        ----------
              TOTAL INTEREST INCOME                           4,600,000         4,729,000
                                                            -----------        ----------

INTEREST EXPENSE
         Savings and Interest-Bearing Demand Deposits           611,000           581,000
         Time Deposits and Certificates of Deposit
              over $100,000                                     866,000         1,111,000
         Other Borrowings                                         1,000                --
                                                            -----------        ----------
              TOTAL INTEREST EXPENSE                          1,478,000         1,692,000
                                                            -----------        ----------

NET INTEREST INCOME                                           3,122,000         3,037,000
         Provision for Possible Loan Losses                     120,000           125,000
                                                            -----------        ----------
NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES                            3,002,000         2,912,000

OTHER INCOME
         Service Charges on Deposit Accounts                    346,000           382,000
         (Losses) Gains on Securities Transactions               (5,000)            4,000
         Brokerage Commissions                                   78,000            72,000
         Other Income                                           170,000            87,000
                                                            -----------        ----------
              TOTAL OTHER INCOME                                589,000           545,000
                                                            -----------        ----------

OTHER EXPENSES
         Salaries and Employee Benefits                       1,204,000         1,124,000
         Net Occupancy Expense                                  195,000           193,000
         Equipment Expense                                      150,000           137,000
         OREO Expense - Cost of Operations, net                  71,000           433,000
                      - Valuation Adjustments                   125,000           275,000
         Other Operating Expenses (Note 4)                      582,000           744,000
                                                            -----------        ----------
              TOTAL OTHER EXPENSES                            2,327,000         2,906,000
                                                            -----------        ----------

INCOME BEFORE TAXES                                           1,264,000           551,000
         Provision for Income Taxes                             497,000            49,000
                                                            -----------        ----------
NET INCOME                                                  $   767,000        $  502,000
                                                            ===========        ==========

Average Common Shares Outstanding (Note 5)                    8,188,903         8,096,449
Income per Common Share                                     $      0.09        $     0.06
                                                            ===========        ==========

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                 Net Unrealized
                                                                                                    Holding
                                                                                                 Gains (Losses)
                                          Class A                  Capital                       on Securities
                                         Preferred     Common    in Excess of   Retained           Available          Treasury
                                           Stock       Stock      Par Value     Earnings           for Sale            Stock
                                         --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995               $ 717,000   $8,160,000  $13,101,000   $5,479,000        $    86,000        ($  294,000)

Net Income for the Period                       --           --           --    1,862,000                 --                 --

Redemption of Class A
    Preferred Stock (Note 3)              (717,000)          --           --     (106,000)                --                 --

Change in Net Unrealized
    Holding Gains on
    Securities Available for Sale               --           --           --           --           (134,000)                --

Stock Options Exercised                         --        1,000        2,000           --                 --                 --

Cash Dividends Declared, $.02 per share                                          (162,000)
                                         --------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996              $      --   $8,161,000  $13,103,000   $7,073,000        ($   48,000)       ($  294,000)
                                         ======================================================================================


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                         ------------
                                                                                  1996                1995
                                                                              ------------        ------------
Cash Flows from Operating Activities:
     Net Income                                                               $  1,862,000        $  1,373,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization of Premises and Equipment                  350,000             334,000
          Amortization of Intangible Assets                                        188,000             208,000
          Accretion of Securities Discount, net                                    (63,000)           (363,000)
          Provision for Possible Loan Losses                                       280,000             800,000
          Net Provision for Possible Losses on Other Real Estate                   705,000             950,000
          Gain on Sale of Other Real Estate                                        (89,000)                 --
          Loss (Gain) on Securities Transactions, net                               14,000              (4,000)
          Loans Made or Acquired and Held for Sale                                (720,000)           (153,000)
          Proceeds from Loans Held for Sale                                        721,000             126,000
          Gain on Sales of Loans Held for Sale                                      (2,000)             (2,000)
          Decrease (Increase) in Interest Receivable                               421,000            (709,000)
          (Increase) Decrease in Other Receivables                              (1,592,000)            111,000
          Increase (Decrease) in Accrued Expenses and Other Liabilities          1,047,000            (734,000)
          Other                                                                   (490,000)           (247,000)
                                                                              ------------        ------------
            Net Cash Provided by Operating Activities                            2,632,000           1,690,000
                                                                              ------------        ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
          Proceeds from Maturities                                               3,522,000           2,040,000
          Proceeds from Sales/Calls Prior to Maturity                           16,895,000                  --
          Purchases                                                            (23,341,000)        (13,584,000)
     Securities Held to Maturity:
          Proceeds from Maturities                                               2,500,000                  --
          Proceeds from Sales/Calls Prior to Maturity                            3,002,000           1,996,000
          Purchases                                                            (10,999,000)        (38,442,000)
     Net Decrease in Loans Outstanding                                          (1,872,000)          4,717,000
     Capital Expenditures                                                         (338,000)           (223,000)
     Advances Made on Other Real Estate                                           (161,000)           (480,000)
     Payments Received on Other Real Estate                                             --           2,673,000
     Proceeds from Sale of Other Real Estate                                     1,068,000           1,174,000
     Other                                                                           3,000                  --
                                                                              ------------        ------------
            Net Cash Used in Investing Activities                               (9,721,000)        (40,129,000)
                                                                              ------------        ------------

Cash Flows from Financing Activities:
     Net Increase in Total Deposits                                             11,705,000          15,266,000
     Redemption of Subordinated Debentures                                              --          (1,292,000)
     Redemption of Class A Preferred Stock (Note 3)                               (717,000)           (500,000)
     Preferred Stock Dividends Paid (Note 3)                                      (106,000)            (56,000)
     Stock Options Exercised                                                         3,000                  --
                                                                              ------------        ------------
            Net Cash Provided by Financing Activities                           10,885,000          13,418,000
                                                                              ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                             3,796,000         (25,021,000)
Cash and Cash Equivalents, Beginning of Period                                  14,962,000          42,486,000
                                                                              ------------        ------------
Cash and Cash Equivalents, End of Period                                      $ 18,758,000        $ 17,465,000
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

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,1996
                                                                 -----------------
Balance, beginning of period, net                                   $ 4,408,000
  Transfers from loans                                                  200,000
  Advances                                                              161,000
  Sales of properties                                                  (979,000)
  Charge-offs or write-downs                                             (8,000)
  Increase in valuation allowance, net                                 (697,000)
                                                                    -----------

Balance, end of period, net                                         $ 3,085,000
                                                                    ===========


NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                    SEPTEMBER 30       DECEMBER 31
                                                        1996              1995
                                                      --------          --------
Purchased Mortgage Servicing Rights                   $ 93,000          $123,000
Core Deposit Premiums                                   74,000           151,000
Premium on Purchased Home Equity
  Lines of Credit                                      148,000           229,000
                                                      --------          --------
    Net Intangible Assets                             $315,000          $503,000
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

NOTE 4:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

         Major categories of Other Operating Expenses are as follows:


                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                        SEPTEMBER 30                      SEPTEMBER 30
                                        ------------                      ------------
                                    1996             1995             1996            1995
                                    ----             ----             ----            ----
FDIC Assessment                  $   33,000       $  360,000       $      --        $ 37,000
Legal                               264,000          353,000          (8,000)        148,000
Bonding and Insurance               168,000          171,000          56,000          42,000
Consulting Fees                     157,000          266,000          50,000          53,000
Credit Reports/Filing Fees           98,000          109,000          26,000          45,000
Examinations                        126,000          196,000          42,000          66,000
Postage & Freight                   107,000          134,000          27,000          40,000
Telephone                            99,000          126,000          20,000          42,000
Amortization - Intangibles          188,000          188,000          63,000          43,000
Automated Services                  116,000          117,000          49,000          28,000
Stationery & Printing               178,000          155,000          62,000          48,000
Advertising                         168,000           99,000          76,000          11,000
Dues and Subscriptions               44,000           45,000          14,000          15,000
Employee/Customer Rel.               54,000           44,000          18,000          18,000
Directors' Fees                      89,000           80,000          28,000          29,000
Correspondent Banks' Fees            25,000           54,000           8,000          16,000
All Others                          157,000          171,000          51,000          63,000
                                 ----------       ----------       ---------        --------

                                 $2,071,000       $2,668,000       $ 582,000        $744,000
                                 ==========       ==========       =========        ========

NOTE 5:  AVERAGE COMMON SHARES

        Average common shares outstanding in 1996 include outstanding stock options which have exercise prices below that of the average price of the common stock and performance-based stock options which are contingently issuable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of September 30, 1996 and results of operations for the three and nine months ended September 30, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information herein. The information as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area have been slowly improving. Real estate developers continue to report strong sales of new homes while property values remained stable. The Corporation has experienced increased demand for commercial loans during the quarter and has been successful in closing many of them amidst strong competition. Also, fears of a rise in interest rates were diminished when the Federal Reserve Bank decided not to raise rates at its August meeting. The current consensus of opinion favors a stable rate environment for another quarter at least.

         The competition for deposits and loans remains heated in the Corporation's market area. Active "cold calling" by officers at all levels of the Corporation on businesses in its trade area has attracted new depositors and borrowers. Many of these customers felt neglected by their former banks which had recently undergone mergers. The Corporation's banking subsidiary, The Ramapo Bank, (the "Bank") has taken over the lease of a branch banking site in Fairfield, New Jersey, a community contiguous to Wayne, and opened the branch for business in October. Also, in the fourth quarter, the Bank will acquire approximately $10 million of deposits from another financial institution which is closing a branch in close proximity to one of the Bank's offices.

         The Corporation's total assets increased by $13.5 million (5.5%) during the first nine months of 1996, with $11.3 million (4.5%) of that growth occurring in the third quarter. Total deposits rose $11.7 million (5.4%) during the nine months and $10.0 million (4.6%) for the third quarter.

         Demand deposits, both noninterest-bearing and interest-bearing, showed the largest gains in the third quarter. Commercial lenders continued to be successful in attracting deposits along with loan business during the quarter.

CAPITAL ADEQUACY AND REGULATORY MATTERS

         As noted in Form 10-Q for the first quarter of 1996, both the Corporation and the Bank were released from regulatory orders during the first quarter of 1996.

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

The following table reflects the capital ratios as of the specified dates:


                                                                          REQUIRED
                                                                         REGULATORY
                                           SEPT. 30    DECEMBER 31        CAPITAL
                                             1996         1995           RATIOS (%)
                                             ----         ----           ----------
CORPORATION
Tier 1 leverage capital                      10.41%       10.08%              *
Risk-based capital
   Tier 1                                    13.88%       13.37%           4.00%
   Total (Tier 1 and Tier 2)                 15.15%       14.66%           8.00%

BANK
Tier 1 leverage capital                       9.45%        8.62%              *
Risk-based capital
   Tier 1                                    12.60%       11.45%           4.00%
   Total (Tier 1 and Tier 2)                 13.87%       12.74%           8.00%


* Three percent minimum, with most bank holding companies required to maintain an additional 1% to 2%. Capital adequacy is determined through the examination process.

ASSET QUALITY

         Management has devoted significant time and resources to reducing levels of problem assets. These efforts have resulted in nonperforming assets declining from $33.4 million at December 31, 1993 to $8.7 million and $4.3 million at December 31, 1995 and September 30, 1996, respectively. The September 30, 1996 total represents 1.6% of total assets.

         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. Loans are considered restructured loans if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Bank's possession and under its control without legal transfer of title. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

                                                 SEPTEMBER 30        DECEMBER 31
                                                     1996                1995
                                                  ----------         -----------
Loans 30-89 days past due ...............         $3,676,000         $ 3,644,000
                                                  ==========         ===========

Nonaccrual loans:
  Commercial and commercial real
    estate ..............................         $  523,000         $ 3,459,000
  Residential real estate
    mortgage ............................             34,000             375,000
  Installment ...........................             17,000             356,000
                                                  ----------         -----------
    Total nonaccrual loans ..............            574,000           4,190,000
                                                  ----------         -----------

Loans past due 90 days or more:
  Commercial and commercial real
    estate ..............................             57,000              37,000
  Residential real estate
    mortgage ............................            281,000              53,000
  Installment ...........................            274,000              51,000
                                                  ----------         -----------
    Total loans past due 90 days
      or more ...........................            612,000             141,000
                                                  ----------         -----------

    Total nonperforming loans ...........         $1,186,000         $ 4,331,000
                                                  ----------         -----------

Other real estate, net ..................         $3,085,000         $ 4,408,000
                                                  ----------         -----------

Total nonperforming assets ..............         $4,271,000         $ 8,739,000
                                                  ==========         ===========

Restructured loans ......................         $1,559,000         $ 1,702,000
                                                  ----------         -----------

Total nonperforming assets and
  restructured loans ....................         $5,830,000         $10,441,000
                                                  ==========         ===========




         Of the loans in the 30-89 days past due category, only a $1.1 million commercial loan secured by real estate is considered a potential problem loan.

         Management believes that the net carrying value of ORE at September 30, 1996 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value (after reduction for estimated selling costs) of the properties acquired. Given current real estate and economic conditions in the Corporation's market, however, no assurance can be given as to the extent to which the Corporation will realize its current carrying value, the Corporation's ability to continue to dispose of any significant amount of ORE or the period of time it will take for the Corporation to achieve further reductions in the amount of its ORE.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At September 30, 1996, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. Management believes the allowance for possible loan losses at September 30, 1996 of $5.6 million, or 469.0% of nonperforming loans and 3.4% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. For the nine months ended September 30, 1996, recoveries exceeded charge-offs by $430,000. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At September 30, 1996, the Bank's liquidity consisted of cash and due from banks of $15.1 million, federal funds sold of $3.7 million and securities available for sale of $42.1 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company held $2.5 million of cash and cash equivalents at the Bank at September 30, 1996. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

RESULTS OF OPERATIONS

         GENERAL. The Corporation's results of operations are dependent primarily on its net interest and dividend income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which primarily consists of service fees on deposit accounts and other fee income. Net interest income is determined by
(i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE valuation allowances.

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

         The reduction in nonperforming assets has led to a significant reduction in expenses related to these assets. For the nine months ended September 30, 1996, loan loss provisions and ORE-related expenses totaled $1.3 million as compared to $2.4 million during the same period in 1995. Management expects that future ORE-related expenses will be less than that incurred in 1996.

         Although the third quarter of 1996 marked the eighth consecutive profitable quarter for the Corporation, management believes that sustained performance on a level with higher-earning peers is dependent upon its ability to further reduce levels of nonperforming assets and curtail additions to the valuation allowance for losses on ORE. Management anticipates that it can reduce its provisions to the ORE valuation allowance because fewer ORE properties remain, and because of the adequacy of current valuation allowances.

         NINE MONTHS ENDED SEPTEMBER 30, 1996. The Corporation recorded net income of $1,862,000 or $.23 per common share, for the first nine months of 1996 as compared to net income of $1,373,000, or $.16 per common share for the same period in 1995, an increase of 35.6%. The Corporation benefited from net operating loss carryforwards in 1995 and thus recorded no federal income tax provision; in 1996, the Corporation is fully taxable for financial reporting purposes. On a pre-tax basis, therefore, income was $3,064,000 for the first nine months of 1996, an increase of $1,560,000 (103.7%) over the first nine months of 1995. The most significant reasons for the increase in pre-tax income are a $520,000 reduction in the provision for possible loan losses and a $613,000 reduction in ORE-related expenses. These were made possible by the continued improvement in asset quality.

         Net interest income showed a modest increase of $137,000 in 1996 versus 1995, primarily due to a higher net interest margin (5.45% vs 5.37%).

         Although total other income in 1996 showed little change from the 1995 amount, service charges on deposit accounts dropped $79,000 (7.0%) in 1996 compared to 1995. This reflects changes in the way customers manage their deposit accounts, especially in regards to overdrafts. Salaries and employee benefits increased $271,000 for the nine months in 1996 versus 1995 due to wage increases and higher benefits costs. ORE-related expenses declined $613,000 in 1996 which reflects the reduction of these properties. Another $597,000 of other expenses were reduced in 1996, the largest a $327,000 (90.8%) decline in the FDIC assessment due to a reduction in insurance rates and an improvement in the Bank's risk rating. Future FDIC fees should remain at statutory minimum levels as long as the Bank's risk profile does not change. Recent legislation increased the minimum assessment to 1.29 cents per $100 of deposits for the next three years. Management considers this increase to be immaterial. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the remaining changes.

         THREE MONTHS ENDED SEPTEMBER 30, 1996. The Corporation had net income of $767,000, or $.09 per common share in 1996 compared to $502,000 or $.06 per common share for the third quarter of 1995, a 52.8% increase. On a pre-tax basis, earnings were $1,264,000 in 1996 as compared to $551,000 in 1995 - a $713,000 (129.4%) increase. An $85,000 increase in net interest income, a $512,000 reduction in ORE-related expenses and a $156,000 reduction in legal fees are the most significant reasons for the 1996 improvement.

         Net interest income increased because of a 20 basis point rise in the net interest margin in the third quarter of 1996 versus 1995. Other income increased $44,000 during the quarter, primarily due to a $58,000 reversal of legal fees that were accrued in 1995 to defend a lawsuit by a former employee. That lawsuit has been withdrawn. Small increases in 1996 for salaries and benefits, occupancy and equipment expenses were more than offset by the reduction in ORE-related expenses. ORE-related expenses are expected to continue to decline as the remaining ORE properties are disposed of in future quarters. The net recovery of legal expense for the quarter was the result of having little ORE-related legal fees and reversing $51,000 of legal fees accrued earlier in 1996 for the aforementioned lawsuit. See Note 4 of Notes to Consolidated Financial Statements for an analysis of the remaining changes.

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


                                        RAMAPO FINANCIAL CORPORATION

                                                 (Registrant)

Date:   November 14, 1996               By: /s/ Walter A. Wojcik, Jr.
      ----------------------                -------------------------
                                                    Treasurer

Date:   November 14, 1996               By: /s/ Mortimer J. O'Shea
      ----------------------                -------------------------
                                                President and CEO