Form 10-K
period 1996-12-31
RAMAPO FINANCIAL CORP
filed 1997-03-28
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

Commission File No. 0-7806

                          RAMAPO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-1946561
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

64 Mountain View Boulevard, Wayne, New Jersey                       07470
-----------------------------------------------              -------------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 696-6100

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 14, 1997, the aggregate market value of the 7,676,520 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $47.0 million based on the closing sales price of $6.125 per share of the registrant's Common Stock on March 14, 1997 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 14, 1997: 8,099,449

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1 -  Business                        Page 1 (Ramapo Financial
                                          Corporation), Pages 2 and 3 (To Our
                                          Shareholders), and Pages 7 thru 21
                                          (Management's Discussion and
                                          Analysis of Consolidated Financial
                                          Condition and Results of Operations)
                                          of the Annual Report to Stockholders
                                          for the year ended December 31,
                                          1996 (Exhibit 13).


PART II

Item 6 -  Selected Financial Data         Pages 5 and 6 of the Annual Report to
                                          Stockholders for the year ended
                                          December 31, 1996 (Exhibit 13).

Item 7 -  Management's Discussion         Pages 7 thru 21 of the Annual
          and Analysis of Financial       Report to Stockholders for the year
          Condition and Results of        ended December 31, 1996 (Exhibit 13).
          Operations

Item 8 -  Financial Statements and        Pages 22 thru 42 of the Annual Report
          Supplementary Data              to Stockholders for the year ended
                                          December 31, 1996 (Exhibit 13).

PART III

Item 10 - Directors and Executive         All or part of items 10, 11, 12 and 13
          Officers of the Registrant      are contained in the registrant's
                                          definitive Proxy Statement for its
Item 11 - Executive Compensation          1997 Annual Meeting of Stockholders
                                          to be filed with the Securities and
Item 12 - Security Ownership of           Exchange Commission pursuant to
          Certain Beneficial Owners       Regulation 14A.
          and Mangement

Item 13 - Certain Relationships and
          Related Transactions

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 1996

PART I                                                                 Page No.
                                                                       --------

Item 1.  Business                                                            4
Item 2.  Properties                                                         18
Item 3.  Legal Proceedings                                                  18
Item 4.  Submission of Matters to a Vote of Security Holders                18

PART II

Item 5.  Market for Registrant's Common Stock and Related
           Stockholder Matters                                              19
Item 6.  Selected Financial Data                                            19
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              19
Item 8.  Financial Statements and Supplementary Data                        19
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                          19

PART III

Item 10. Directors and Executive Officers of the Registrant                 20
Item 11. Executive Compensation                                             20
Item 12. Security Ownership of Certain Beneficial Owners and Management     20
Item 13. Certain Relationships and Related Transactions                     20

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    20

SIGNATURES                                                                  22

                                    PART I

Item 1. Business.

Description of Business and Market Area

      Ramapo Financial Corporation ("Corporation") is a New Jersey bank holding company that owns all of the outstanding stock of The Ramapo Bank ("Bank"), a New Jersey state-chartered commercial bank. The Corporation and the Bank are headquartered in Wayne, Passaic County, New Jersey, and six of the Bank's seven offices are in Wayne or nearby communities. The Bank's seventh branch is in the City of Clifton, a few miles to the east of Wayne. The Bank was founded in 1967 and became a subsidiary of the Corporation in 1974. The Corporation commenced operations in 1971 when it acquired ownership of Pilgrim State Bank ("Pilgrim"). In June 1993, the Corporation sold the principal banking assets and liabilities of Pilgrim. As a result, the Bank is the Corporation's principal subsidiary and its only remaining banking subsidiary. As of December 31, 1996, the Corporation had consolidated assets, deposits and stockholders' equity of $271.5 million, $239.9 million and $29.0 million, respectively.

      The Corporation considers its primary banking markets to be the Wayne area, in which six of its seven offices are located, and the City of Clifton. The Bank also does business with customers in Essex, Morris and Passaic County communities that are contiguous to these markets.

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

      The Corporation is supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Bank is supervised by the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking ("State"), and its deposits are insured by the FDIC. The Corporation's executive offices are located at 64 Mountain View Boulevard, Wayne, New Jersey, and its main telephone number is (201) 696-6100.

General

      The Corporation is a one-bank holding company headquartered in Wayne, New Jersey whose primary operating subsidiary is the Bank. The Bank conducts a general commercial and retail community banking business and offers a full range of traditional deposit and lending services. Commercial services provided by the Bank include real estate mortgage loans, term loans, revolving credit arrangements, lines of credit, real estate construction loans, business checking and savings accounts and certificates of deposit, as well as night depository, wire transfer and collection services. The Bank recently introduced a product that allows commercial customers to access their deposit accounts via personal computer. The Bank also offers a full range of consumer banking services, including checking, savings, NOW and money market accounts, certificates of deposit, secured and unsecured loans, installment loans, home equity loans, safe deposit boxes, holiday club accounts, collection services, money orders and travelers checks. Automated teller machines at all branch locations plus telephone access to deposit account information provide convenience to consumers. The Bank makes brokerage services available to its customers through an affiliation with Invest Financial Corporation, an independent company. It also conducts limited trust activities.

Regulatory Orders

      Both the Corporation and the Bank were released from regulatory orders during the first quarter of 1996. The Corporation had been operating under a Written Agreement ("Written Agreement") with the Federal Reserve Bank of New York ("FRB") since November, 1993. Based on a limited scope inspection by the FRB as of September 30, 1995 which noted the continued improvement in the Corporation's operations, the Written Agreement was terminated in March, 1996.

      The Bank had been operating under a Memorandum of Understanding ("MOU") issued by the FDIC and the State in May, 1995. The MOU replaced a more onerous order to cease and desist which had been jointly issued by the FDIC and State in November, 1992. The MOU was terminated in March, 1996 as a result of the FDIC's examination of the Bank as of December 31, 1995.

Lending Activities

      Loan Portfolio. As of December 31, 1996, the Corporation's loans, net of unearned discount, represented 60.8% of its total assets. As of December 31, 1996, its loan portfolio consisted of approximately 64.1% commercial and commercial real estate loans, 6.6% commercial real estate construction loans, 4.5% residential real estate mortgage loans and 29.8% installment loans. At December 31, 1996, substantially all of the Bank's loans were to residents of and businesses located in northern New Jersey.

      Set forth below is selected data relating to the composition of the Corporation's loan portfolio by type of loan and type of security at the dates indicated. At December 31, 1996, the Corporation had no concentrations of loans exceeding 10% of total loans in addition to those disclosed below. See "--Loan Concentrations."

                                                                           At December 31,
                                ---------------------------------------------------------------------------------------------------
                                       1996                  1995                1994                1993               1992
                                ------------------     ---------------     ---------------      ---------------    ----------------
                                 Amount        %        Amount     %        Amount     %         Amount     %       Amount      %
                                --------     -----     --------  -----     --------  -----      --------  -----    --------   -----
                                                                        (Dollars in thousands)
Commercial and commercial real
  estate......................  $105,819      64.1%    $ 96,469   60.1%    $101,292   61.7%     $114,889   61.6%   $154,508    58.1%
Commercial real estate
  construction................    10,949       6.6       15,177    9.5       18,462   11.2        29,695   15.9      33,527    12.6
Residential real estate
  mortgage (1)................     7,443       4.5        8,772    5.4       10,346    6.3         7,808    4.2      26,414     9.9
Installment...................    40,859      29.8       40,128   25.0       34,211   20.8        34,211   18.3      51,483    19.4
                                --------     -----     --------  -----     --------  -----      --------  -----    --------   -----
    Total.....................  $165,070     100.0%    $160,546  100.0%    $164,311  100.0%     $186,603  100.0%   $265,932   100.0%
                                ========     =====     ========  =====     ========  =====      ========  =====    ========   =====

----------
(1)   Excludes loans held for sale.

      Origination of Loans. The Bank markets its loan programs primarily through its branch managers and loan officers. In addition, the Bank receives loan referrals from the SBA due to its Preferred Lender and Certified Lender status. Existing customers of the Bank may also make referrals of potential loan customers. The Bank's commercial loan officers also have utilized Dun & Bradstreet and other similar sources of information to target potential commercial customers in the Bank's target market. The Bank does not originate installment loans through automobile dealers or other third party sources.

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

      The statutory legal limit for loans to one borrower applicable to the Bank is generally 15% of capital funds at the time the loan is closed, unless an exception is approved by the State. Such exceptions may be granted only in limited circumstances. At December 31, 1996 the Bank's legal lending limit was $4.7 million.

      It is the Bank's policy on purchase money mortgages to record a lien on the real estate securing the loan (whether commercial or residential) and to obtain title insurance which insures that the property is free of prior encumbrances. Borrowers also must obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, must obtain paid flood insurance policies. The properties securing the Bank's real estate loans are appraised by independent appraisers approved at least annually by the Board of Directors. For all real estate loans of $50,000 or more, the Bank also requires that the loan officer and the Borrower complete an environmental questionnaire to determine if a Phase I or II environmental audit is necessary. On most residential first mortgage loans, borrowers also are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

      The Board of Directors has adopted a policy setting forth specified levels of lending authority. All unsecured loans between $15,000 and $350,000, and all secured loans between $15,000 and $500,000 must be approved by two officers of the Bank. All unsecured loans between $350,000 and $500,000 and secured loans between $500,000 and $750,000 must be approved by the unanimous vote of the Bank's Senior Loan Committee, which includes the Chairman of the Board, the President and the two lending Senior Vice Presidents of the Bank. Loans in excess of those amounts and loans receiving less than a unanimous vote for approval must be approved by the Executive Committee of the Board of Directors or the full Board of Directors.

      It is management's policy to monitor the Bank's loan portfolio continually to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Generally, as a matter of policy, the Bank will contact the borrower after a loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. With respect to commercial and commercial real estate loans delinquent 30 days or more, collection efforts are reviewed by the Work Out Committee to determine appropriate actions to be taken. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Legal proceedings may be commenced prior to such time, however, and late fees generally are assessed against delinquent borrowers when allowed by the terms of the loan documents.

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

      The Bank underwrites its commercial loans primarily on the basis of the borrower's cash flow and ability to service the debt from earnings and secondarily on the basis of underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to determine the creditworthiness of the borrower, the stability of the borrower's industry and the competency of management. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

      The Bank's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically for the purpose of providing working capital and are usually approved with a one-year term. The Bank generally requires that line of credit borrowings be repaid at least 30 consecutive days during the one-year period. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year, although in certain instances, renewable standby letters of credit may be issued with the approval of the Chairman of the Board, President or one of the lending Senior Vice Presidents of the Bank and must be reviewed and approved annually.

      The Bank's commercial loans generally have interest rates which float at, or at some increment over, the Bank's commercial lending base rate. The Bank's commercial lending base rate is determined by the Chairman of the Board, President and the lending Senior Vice Presidents of the Bank.

      The Bank participates in various lending programs of the Small Business Administration (the "SBA") and the New Jersey Economic Development Authority (the "EDA") and has been designated a Certified Lender and a Preferred Lender by the SBA. Pursuant to the SBA Certified Lender program, the SBA must make a decision on loan requests forwarded to it by the Bank within three business days of receipt of the loan package. If approved, the SBA guarantees loans up to $750,000 as follows: (i) up to 80% of loans $100,000 or less; and (ii)75% of loans of more than $100,000. Guaranty fees are based on loan maturity and the SBA's share. In addition, the Bank is one of approximately 20 New Jersey financial institutions which participate with the EDA in a state-wide loan pool for small businesses. Under the terms of this program, the Bank may originate loans in an amount of up to $1.0 million for fixed asset financing or $500,000 for working capital purposes and the EDA may purchase a participation interest of up to 25% of the principal amount of the loan and may guarantee an additional 25% of the remaining balance of the loan. Under the terms of the guarantee programs of both the SBA and the EDA, in the event of a default by the borrower, the SBA or EDA will pay to the Bank the guaranteed portion of the loan. The Bank and the SBA or the EDA will rank pari passu with respect to the collateral securing the loan. Any participation interest in loans purchased by the EDA is subordinated to the Bank's interest in the event of default.

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

      Although terms vary, commercial real estate loans generally have maturities of up to 5 years with payments based on amortization schedules of up to 25 years. Loans are offered at both fixed interest rates and rates that float at a margin over the Bank's commercial lending base rate. The exact margin varies with each loan and is determined based on the risk associated with the loan. Borrowers generally are charged a commitment fee equal to 1% of the principal amount of the loan. Loan-to-value ratios on the Bank's commercial real estate loans when originated normally do not exceed 80% of the lesser of the appraised value or the purchase price of the property. The amount of the loan also is determined with reference to the amount of debt that can be supported by the property's existing cash flow.

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

      Commercial real estate lending entails additional risks as compared to residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for commercial and retail space, and, as such, may be subject to a greater extent than residential loans to adverse conditions in the real estate market and in the economy generally.

      Construction Lending. Construction loans include loans for the acquisition and development of land as well as loans for the construction of income-producing properties and residential properties. The maximum term of such loans is 24 months with the first 12 months allocated to development and the remaining 12 months for sale of the developed property. The Bank generally requires that the borrower's estimates of development and construction costs be evaluated by a qualified engineer hired by the Bank but at the expense of the borrower. Generally, interest payments only are required during the term of the loan with interest based on a floating rate equal to the Bank's commercial lending base rate or some increment over that rate. Fees equal to 1-1.5% of the loan amount generally are charged. The Bank's construction loans generally do not exceed 70% of the lesser of the total cost of development or the appraised value of the developed property. Since the primary source of repayment for the loan is sales of the developed lots, the Bank requires that release prices for individual lots be calculated such that the loan is repaid in full once 80% of the land value in the project has been sold and released.

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

      Installment Lending. The Bank's installment loans include new and used automobile loans, secured and unsecured personal loans, second mortgage loans and home equity lines of credit. Generally, personal and new automobile installment loans have a maximum term of 5 years. Installment loans for the purchase of a used automobile have a maximum term of 4 years. Second mortgage loans and home equity lines of credit have a maximum term of 15 years. The Bank will lend up to 75% of the purchase price of a new automobile and, with respect to used automobiles, 100% of the National Automobile Dealer's Association loan value. For home equity lines of credit and second mortgage loans, the combination of all existing loans on the property plus the requested loan may not exceed 75% of the property's value. With respect to all automobile loans and home equity and second mortgage loans, the borrower is required to maintain hazard insurance naming the Bank as loss payee in an amount sufficient to repay the loan in full in the event of damage to the collateral. Loans secured by subordinate mortgages on real estate where the prior mortgage has a balance of $200,000 or greater or where the loan amount exceeds $50,000 must be approved by the Chairman of the Board, President or one of the lending Senior Vice Presidents of the Bank. Installment loan applicants are required to complete a written application which is evaluated using the Bank's credit scoring policy.

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

      The Bank's loan portfolio has certain concentrations of affiliated borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $32,605,000 and $35,233,000 at December 31, 1996 and 1995, respectively.

      The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate outstanding balance of $15,157,000 and $15,430,000 at December 31, 1996 and 1995, respectively, all of which were performing and current as to the required principal and interest payments. A majority of these loans are secured by first mortgages on commercial properties where third party loan payments paid directly to the Bank are the primary source of repayment.

      A second concentration involves loans to certain affiliated real estate development companies whose principal owners have had a long-standing and excellent relationship with the Bank. Outstanding balances for this group at December 31, 1996 and 1995 were $10,226,000 and $12,245,000, respectively. All such loans were performing as of the respective year end dates.

      Another relationship consists of nine loans, primarily for the construction or renovation of condominium units, totaling $7,222,000 and $7,558,000 at December 31, 1996 and 1995, respectively. The majority of the loans are secured by first mortgages on condominium developments with the principal source of repayment currently consisting of third party lease payments which are paid directly to the Bank. At December 31, 1996, such lease payments were sufficient to service the debt in accordance with the restructured terms and cover all expenses associated with the properties.

Nonbank Subsidiaries

      RFC High Ridge, Inc., RFC Harmony Park, Inc., RFC CKN, Inc., RFC National, Inc., RFC Center Plaza, Inc. and RFC High Debi Hills, Inc. were organized in 1991. RFC Jefferson, Inc. was organized in 1992 and RFC Deer Trail, Inc. was organized in 1993. Four of the above nonbank subsidiaries currently hold real estate or other collateral which was acquired through foreclosure of, or which was deeded in lieu of foreclosure from, previously contracted debt; the remainder are inactive. Ramapo Investment Corporation was organized in 1986 for the purpose of holding certain investments of the Bank. All of these corporations are wholly-owned subsidiaries of the Bank.

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

Employees

      As of December 31, 1996, the Corporation and its subsidiaries had approximately 106 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Corporation considers its relationships with its employees to be good.

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

      A policy of the Federal Reserve requires the Corporation to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank. In addition, any loans by the Corporation to the Bank would be subordinate in right of payment to deposits and certain other indebtedness of the Bank. The Corporation, however, does not have significant financial resources apart from its investment in the Bank. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

      Holding Company Activities. With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The activities of the Corporation are subject to these legal and regulatory limitations under the Holding Company Act and the related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Bank holding companies and their subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

      Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank was notified in 1996 that it had received a "Satisfactory" CRA rating by the FDIC based on the FDIC's CRA examination as of December 31, 1995. In addition, the Corporation is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Corporation also may be subject to such laws, depending upon the nature of the acquiror and the means by which the acquisition would be accomplished.

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

      Holding Company Dividends and Stock Repurchases. The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. In addition, the Written Agreement required the Corporation to obtain written approval from the FRB prior to declaring or paying any dividends while the Written Agreement was in effect.

      As a bank holding company, the Corporation is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Corporation's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve. In addition, the Written Agreement required the Corporation to obtain written approval from the FRB prior to redeeming or repurchasing any of its outstanding stock while it was in effect.

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

      Bank Dividends. New Jersey law permits the Bank to declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal at least 50 percent of its capital. Under the FDIA, the Bank is prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, the Bank would fail to meet its regulatory capital requirements. Prior to March 21, 1996, the Bank operated under regulatory agreements with the FDIC and the State which affected the payment of dividends. From November, 1992 to May, 1995, the Order prohibited the Bank from paying dividends. From May, 1995 to March 21, 1996, the MOU required the Bank to obtain permission from the FDIC and the State before declaring and paying dividends. The MOU was terminated effective March 21, 1996. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required thereby from paying dividends or making other capital distributions without the permission of the FDIC. See "--Holding Company Dividends and Stock Repurchases."

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. As of January 1, 1996, such premiums range from 0.00% to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards:
(i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater;
(ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Prior to July 1, 1995, the assessment rates ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. The Bank was deemed an "undercapitalized" institution for deposit insurance assessment purposes during that time. For the last six months of 1995, the assessment rates ranged from 0.04% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. These rates were again lowered effective January 1, 1996 to a range of 0.00% to 0.27% of deposits. Since July 1, 1995, the Bank has been deemed well capitalized for insurance assessment purposes. The Bank's deposit assessment rate for the first half of 1996 was 0.3%; since then, it has been 0.00%.

      In addition, the Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The rate established for the Bank for 1997 through 1999 is .01296%.

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

       Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the State; (vii) the institution's assets are less than its obligations to its creditors and others; (viii) substantial dissipation in the institution's assets or earnings due to violation of any statute or regulation or unsafe or unsound practice; (ix) a willful violation of a cease and desist order that has become final; (x) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (xi) any concealment of the institution's books, records or assets or refusal to submit to examination. The Corporation has few assets other than its investment in the Bank. In the event of the appointment of a receiver or conservator for the Bank, any remaining equity interest of the Corporation in the Bank and of the Corporation's stockholders would likely be eliminated.

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

      The regulations of the Federal Reserve and the FDIC require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

      The risk-based capital rules of the Federal Reserve and the FDIC require bank holding companies and state nonmember banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a Tier 1 or core capital requirement and a Tier 2 or supplementary capital requirement. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, primarily goodwill. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

      FDICIA required the federal banking regulators to revise their risk-based capital rules to take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities. The federal banking regulators, including the Federal Reserve and the FDIC, have issued a new rule, effective January 1, 1997, that would add a market risk component to the currently effective risk-based capital standards. Under the new rule, bank holding companies and banks with higher exposures to market risk such as interest rate risk may be required to maintain higher levels of capital. In addition, the federal banking regulators have proposed regulations which allow the FDIC to increase regulatory capital requirements on a case-by-case basis based upon the factors including the level and severity of problem and adversely classified assets and loan portfolio and other concentrations of credit risk.

      At December 31, 1996, the Corporation's total risk-based capital and leverage capital ratios were 15.5% and 10.5%, respectively. The minimum levels established by the regulators for these measures are 8.0% and 3.0%, respectively.

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

      Under the FDIC's prompt corrective action regulation, a "well capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. A critically undercapitalized institution is prohibited from making payments of principal or interest on its subordinated debt, except with respect to debt as approved by the FDIC or, until July 15, 1996, with respect to subordinated debt outstanding on July 15, 1991 and not extended or otherwise renegotiated after July 15, 1991. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2%, nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

      Based on its examination as of December 31, 1995, the FDIC informed the Bank that the Bank was "well capitalized" under the FDIC's prompt corrective action regulation.

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

Item 2.  Properties.

      The following table sets forth the location of and certain additional information regarding the Corporation's offices at December 31, 1996. The Corporation owns all of its offices except as indicated.

                                                    Net Book
                Year      Total      Total     Value at December   Approximate
Branch         Opened    Deposits  Investment       31, 1996      Square Footage
------         ------    --------  ----------  -----------------  --------------
                                (Dollars in thousands)

Main office     1980     $52,719     $1,698        $1,035            23,000
Packanack       1967      55,114        664           351             4,000
Valley          1972      43,412        738           465             8,000
Clifton         1974      24,257         76            15(1)          2,000
North Haledon   1986(2)   22,420         58             2(3)          2,000
Butler          1986(2)   40,823        240           126(3)          2,000
Fairfield       1996       1,144(4)       4             4(3)          2,000

----------
(1)   Land lease.
(2)   Date acquired.
(3)   Leased.
(4)   Opened October, 1996

      The net book value of the Corporation's investment in premises and equipment totalled approximately $3.3 million at December 31, 1996. For a discussion of premises and equipment, see Note 8 of Notes to Consolidated Financial Statements contained in the Corporation's 1996 Annual Report to Stockholders.

Item 3. Legal Proceedings.

       The Corporation and its subsidiaries are parties, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgment, neither the Corporation's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

      Dividend Policy. The Corporation declared quarterly dividends in each of the third and fourth quarters of 1996. Prior to these declarations, no dividend had been paid since February, 1992, when an annual dividend was paid. The payment of dividends in the future is predicated upon the continued profitable operations of the Corporation.

      All other required information is incorporated by reference to Page 44 of the Corporation's 1996 Annual Report to Stockholders.

Item 6. Selected Financial Data.

      The required information is incorporated by reference to Pages 5 and 6 of the Corporation's 1996 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The required information is incorporated by reference to Pages 7 thru 21 of the Corporation's 1996 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data.

      A. Financial Statements

      The required information is incorporated by reference to Pages 22 thru 42 of the Corporation's 1996 Annual Report to Stockholders.

                                                                  Page of
                                                                Annual Report
                                                               to Stockholders
                                                               ---------------

Report of Independent Public Accountants                               42

Ramapo Financial Corporation and Subsidiaries:
      Consolidated Balance Sheets                                      22
      Consolidated Statements of Operations                            23
      Consolidated Statements of Changes in Stockholders' Equity       24
      Consolidated Statements of Cash Flows                            25
      Notes to Consolidated Financial Statements (Notes 1 - 19)       26-41

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

      For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "ITEM 1--ELECTION OF DIRECTORS" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission is incorporated herein by reference.

Executive Officers Who Are Not Directors

      The following sets forth information with respect to executive officers of the Corporation who do not serve on the Board of Directors.

                         Age as of
Name                   March 31, 1997                Title
----                   --------------                -----

Walter A. Wojcik, Jr.        47       Treasurer of the Corporation and the Bank;
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) List of Documents Filed as Part of this Report.

      (1) Financial Statements. The following consolidated financial statements are filed as a part of this report in Item 8 hereof:

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

      (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

                                                              Page in
                                                              Sequentially
    No.     Description                                       Numbered Copy
    ---     -----------                                       -------------

    11      Statement re Computation of Per Share Earnings       24
    13      Annual Report to Security Holders                    25
    21      Subsidiaries of the Registrant                       66
    23      Consent of Independent Public Accountants            67
    27      Financial Data Schedule                              68

      (b) Reports on Form 8-K. The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 1996.

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

                                        RAMAPO FINANCIAL CORPORATION


March 27, 1997                          By: /s/ Mortimer J. O'Shea
                                            ----------------------------------
                                            Mortimer J. O'Shea, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Mortimer J. O'Shea                                            March 27, 1997
----------------------------------------------
Mortimer J. O'Shea, Director,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter A. Wojcik, Jr.                                         March 27, 1997
----------------------------------------------
Walter A. Wojcik, Jr.
Treasurer
(Principal Financial and Accounting Officer)

/s/ Victor C. Otley, Jr.                                          March 27, 1997
-----------------------------------------------
Victor C. Otley, Jr.
Chairman of the Board

/s/ Erwin D. Knauer                                               March 27, 1997
----------------------------------------------
Erwin D. Knauer, Director
Senior Vice President

/s/ Louis S. Miller                                               March 28, 1997
----------------------------------------------
Louis S. Miller
Director

/s/ Richard S. Miller                                             March 27, 1997
-----------------------------------------------
Richard S. Miller
Director

                                EXHIBIT INDEX
                                --------------


    No.     Description
    ---     -----------

    11      Statement re Computation of Per Share Earnings
    13      Annual Report to Security Holders
    21      Subsidiaries of the Registrant
    23      Consent of Independent Public Accountants
    27      Financial Data Schedule