Form 10-Q
period 1997-03-31
RAMAPO FINANCIAL CORP
filed 1997-05-09
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           MARCH 31, 1997

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

Common Stock $1.00 par value 8,099,449 shares at May 7, 1997.

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

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                  March 31, 1997 and December 31, 1996
                  (Unaudited)...................................................................................  3

                  Consolidated Statements of Income
                  for the Three Months Ended March 31,
                  1997 and 1996 (Unaudited).....................................................................  4

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Three
                  Months Ended March 31, 1997 (Unaudited).......................................................  5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1997 and 1996 (Unaudited).....................................................................  6

                  Notes to Consolidated Financial State-
                  ments (Unaudited)............................................................................ 7-8


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS................................................................................9-16


PART II - OTHER INFORMATION
         ITEM 1 THROUGH ITEM 6................................................................................17-18

SIGNATURES.......................................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                        March 31,        December 31,
                                                          1997               1996
                                                      -------------      -------------
ASSETS
   Cash and Cash Equivalents:
        Cash and Due From Banks                       $  11,447,000      $  12,078,000
        Federal Funds Sold                                8,750,000         17,680,000
                                                      -------------      -------------
           Total Cash and Cash Equivalents               20,197,000         29,758,000
   Due from Bank- Interest-Bearing                        1,000,000          1,000,000
   Securities:
        Available for Sale, at Fair Value                44,549,000         41,648,000
        Held to Maturity, at Cost                        34,315,000         26,395,000
   Loans                                                160,960,000        165,070,000
        Less:  Allowance for Possible Loan Losses         5,154,000          5,115,000
                                                      -------------      -------------
            Net Loans                                   155,806,000        159,955,000
   Premises and Equipment, net                            3,166,000          3,260,000
   Other Real Estate, net (Note 1)                        1,946,000          2,211,000
   Other Assets, net                                      6,466,000          6,428,000
   Intangible Assets, net (Note 2)                          791,000            869,000
                                                      -------------      -------------
   TOTAL ASSETS                                       $ 268,236,000      $ 271,524,000
                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand - Noninterest-Bearing                     $  55,611,000      $  58,421,000
            - Interest-Bearing                           30,442,000         31,846,000
     Savings                                             80,413,000         80,832,000
     Time                                                63,559,000         64,325,000
     Certificates of Deposit over $100,000                5,956,000          4,465,000
                                                      -------------      -------------
        Total Deposits                                  235,981,000        239,889,000
   Accrued Expenses and Other Liabilities                 2,817,000          2,599,000
                                                      -------------      -------------
          Total Liabilities                             238,798,000        242,488,000

STOCKHOLDERS' EQUITY
   Common Stock                                           8,163,000          8,161,000
   Capital in Excess of Par Value                        13,110,000         13,103,000
   Retained Earnings                                      8,577,000          8,105,000
   Net Unrealized Holding Losses on
       Securities Available for Sale                       (118,000)           (39,000)
   Treasury Stock at Cost (63,406 shares)                  (294,000)          (294,000)
                                                      -------------      -------------
        Total Stockholders' Equity                       29,438,000         29,036,000
                                                      -------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 268,236,000      $ 271,524,000
                                                      =============      =============

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        1997            1996
                                                    -----------      ----------
INTEREST INCOME
   Loans, including Fees                            $ 3,498,000      $3,430,000
   Securities
        Taxable                                       1,026,000         847,000
        Nontaxable                                       35,000          17,000
   Federal Funds Sold                                   162,000          76,000
   Time Deposit with Bank                                14,000          15,000
                                                    -----------      ----------
        TOTAL INTEREST INCOME                         4,735,000       4,385,000
                                                    -----------      ----------
INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits         661,000         524,000
   Time Deposits and Certificates of Deposit
        over $100,000                                   851,000         868,000
                                                    -----------      ----------
        TOTAL INTEREST EXPENSE                        1,512,000       1,392,000
                                                    -----------      ----------
NET INTEREST INCOME                                   3,223,000       2,993,000
   Provision for Possible Loan Losses                   120,000         120,000
                                                    -----------      ----------
NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                          3,103,000       2,873,000

OTHER INCOME
   Service Charges on Deposit Accounts                  343,000         351,000
   (Loss) Gain on Securities Transactions, net           (8,000)         24,000
   Brokerage Commissions                                 81,000          66,000
   Other Income                                          99,000         274,000
                                                    -----------      ----------
        TOTAL OTHER INCOME                              515,000         715,000
                                                    -----------      ----------
OTHER EXPENSES
   Salaries and Employee Benefits                     1,295,000       1,209,000
   Net Occupancy Expense                                204,000         189,000
   Equipment Expense                                    171,000         130,000
   OREO Expense- Cost of Operations, net                 36,000         142,000
               - Valuation Provisions                    60,000         325,000
   Other Operating Expenses (Note 3)                    706,000         768,000
                                                    -----------      ----------
        TOTAL OTHER EXPENSES                          2,472,000       2,763,000
                                                    -----------      ----------
INCOME BEFORE TAXES                                   1,146,000         825,000
   Provision for Income Taxes                           432,000         322,000
                                                    -----------      ----------
NET INCOME                                          $   714,000      $  503,000
                                                    ===========      ==========
Weighted Average Common Shares Outstanding            8,097,849       8,096,449
Income per Common Share                             $      0.09      $     0.06
                                                    ===========      ==========

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Net Unrealized
                                                                                             Holding
                                                                                             Losses
                                                               Capital                    on Securities
                                               Common        in Excess of     Retained       Available     Treasury
                                               Stock          Par Value       Earnings       for Sale        Stock
                                            ------------------------------------------------------------------------
BALANCE, December 31, 1996                  $ 8,161,000      $13,103,000     $8,105,000     ($ 39,000)     ($294,000)

Net Income for the Period                          --               --          714,000          --             --

Change in Net Unrealized
    Holding Losses on
    Securities Available for Sale                  --               --             --         (79,000)          --

Stock Options Exercised                           2,000            7,000           --            --             --

Cash Dividends Declared, $.03 per share                                        (242,000)
                                            ------------------------------------------------------------------------
BALANCE, March 31, 1997                     $ 8,163,000      $13,110,000     $8,577,000     ($118,000)     ($294,000)
                                            ========================================================================

                 See Notes to Consolidated Financial Statements

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                           -------------------------------
                                                                                1997              1996
                                                                           ------------      ------------
Cash Flows from Operating Activities:
     Net Income                                                            $    714,000      $    503,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization of Premises and Equipment                153,000           112,000
         Amortization of Intangible Assets                                       78,000            63,000
         Accretion of Securities Discount, net                                  (29,000)          (13,000)
         Provision for Possible Loan Losses                                     120,000           120,000
         Net Provision for Possible Losses on Other Real Estate                  60,000           325,000
         Gain on Sale of Other Real Estate                                         --             (78,000)
         Loss (Gain) on Securities Transactions, net                              8,000           (24,000)
         Loans Made or Acquired and Held for Sale                                  --            (349,000)
         Proceeds from Loans Held for Sale                                         --             349,000
         Decrease in Interest Receivable                                        133,000           457,000
         Increase in Accrued Expenses and Other Liabilities                      57,000           151,000
         Other                                                                  (36,000)          (10,000)
                                                                           ------------      ------------
       Net Cash Provided by Operating Activities                              1,258,000         1,606,000
                                                                           ------------      ------------
Cash Flows from Investing Activities:
     Securities Available for Sale:
       Proceeds from Maturities                                                  11,000            11,000
       Proceeds from Calls Prior to Maturity                                  1,965,000        12,024,000
       Purchases                                                             (4,988,000)       (6,459,000)
     Securities Held to Maturity:
       Proceeds from Maturities                                               2,025,000              --
       Proceeds from Sales/Calls Prior to Maturity                            1,000,000         3,002,000
       Purchases                                                            (10,945,000)       (5,115,000)
     Net Decrease in Loans Outstanding                                        4,156,000         3,846,000
     Capital Expenditures                                                       (59,000)         (129,000)
     Advances Made on Other Real Estate                                        (176,000)         (117,000)
     Proceeds from Sale of Other Real Estate                                    254,000           350,000
     Other                                                                         --               3,000
                                                                           ------------      ------------
       Net Cash Used in Investing Activities                                 (6,757,000)        7,416,000
                                                                           ------------      ------------
Cash Flows from Financing Activities:
     Net Decrease in Total Deposits                                          (3,909,000)       (5,884,000)
     Redemption of Class A Preferred Stock                                         --            (717,000)
     Cash Dividends on Preferred Stock                                             --            (106,000)
     Cash Dividends on Common Stock                                            (162,000)             --
     Proceeds from Stock Options Exercised                                        9,000              --
                                                                           ------------      ------------
       Net Cash Provided by Financing Activities                             (4,062,000)       (6,707,000)
                                                                           ------------      ------------
Net Increase (Decrease) in Cash and Cash Equivalents                         (9,561,000)        2,315,000
Cash and Cash Equivalents, Beginning of Period                               29,758,000        14,962,000
                                                                           ------------      ------------
Cash and Cash Equivalents, End of Period                                   $ 20,197,000      $ 17,277,000
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

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                        THREE MONTHS ENDED
                                          MARCH 31, 1997
                                        ------------------
Balance, beginning of period, net          $ 2,211,000

  Advances                                     176,000
  Sales of properties                         (254,000)
  Charge-offs or write-downs                  (127,000)
  Increase in valuation allowance, net         (60,000)
                                           -----------

Balance, end of period, net                $ 1,946,000
                                           ===========


NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                          MARCH 31      DECEMBER 31
                                            1997           1996
                                          --------       --------
Purchased Mortgage Servicing Rights       $ 73,000       $ 83,000
Core Deposit Premiums                      624,000        665,000
Premium on Purchased Home Equity
  Lines of Credit                           94,000        121,000
                                          --------       --------
    Net Intangible Assets                 $791,000       $869,000
                                          ========       ========

NOTE 3:  SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION


         Major categories of Other Operating Expenses are as follows:

                                     THREE MONTHS ENDED
                                          MARCH 31
                                  ------------------------
                                    1997           1996
                                    ----           -----
FDIC Fees                         $  7,000       $ 17,000
Legal                               60,000        154,000
Bonding and Insurance               41,000         57,000
Consulting Fees                     55,000         69,000
Credit Reports/Filing Fees          24,000         32,000
Examinations                        45,000         42,000
Postage & Freight                   33,000         43,000
Telephone                           45,000         39,000
Amortization - Intangibles          78,000         63,000
Automated Services                  40,000         28,000
Stationery & Printing               69,000         58,000
Advertising                         41,000         39,000
Dues and Subscriptions              15,000         15,000
Employee/Customer Relations         14,000         15,000
Directors Fees                      30,000         28,000
Correspondent Banks' Fees           27,000          7,000
All Others                          82,000         62,000
                                  --------       --------

                                  $706,000       $768,000
                                  ========       ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
         TION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area during the first three months of 1997 continued the trend of slow growth established during the second half of 1996. A mild winter helped real estate developers get an early start on construction projects, which the Corporation expects to benefit from in the form of loans in the second quarter. The twenty-five basis point increase in the Corporation's base lending rate that occurred in late March resulted from the Federal Reserve Bank's increase of the same magnitude in the overnight federal funds rate. While this increase had little effect on borrowers' demand for loans, further increases in lending rates would tend to slow down loan demand and affect borrowers' ability to repay variable rate loans that are tied to the Corporation's base or prime rate.

         The Corporation's market area remains highly competitive. Calling efforts by officers at all levels of the Corporation on businesses in its trade area have begun to attract new depositors and borrowers. Because the Corporation is committed to providing a high level of personal service along with the latest technology, management believes that it is well-positioned to attract customers from rivals that were recently merged into large out-of-state institutions. The Corporation recently introduced its Commercial Access product, which permits business customers to access their own account information via personal computer and initiate internal transfers, wire transfers and stop payment orders.

         The Corporation's total assets declined $3.3 million (1.2%) during the first quarter of 1997. The decrease was the result of a $3.9 million (1.6%) decline in deposits during the same period.

The $8.9 million (50.5%) and $4.1 million (2.6%) decrease in federal funds sold and net loans, respectively, were offset in large part by a $10.8 million (15.9%) increase in investment securities.

         The deposit decrease was primarily in the noninterest-bearing demand category, which fell $2.8 million (4.8%). The Corporation has experienced similar declines in demand deposits during the first quarters of prior years because these months represent a slow period in the business cycles of several large commercial depositors. Average deposits for April, 1997 have rebounded to a higher level than that seen at December 31, 1996.

REGULATORY CAPITAL

         The Corporation and its principal subsidiary, The Ramapo Bank ("Bank"), are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that if undertaken could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank each must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

         As of March 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum toal risk-based, Tier l risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.




                                                                                                     FOR CAPITAL
                                                          ACTUAL                                  ADEQUACY PURPOSES
                                                          ------                                  -----------------
                                                     AMOUNT      RATIO                 AMOUNT                         RATIO
                                                     ------      -----                 ------                         -----
AS OF MARCH 31, 1997:
  Total Capital (to Risk-Weighted Assets):
    Corporation................................ $ 29,953,000  16.0%  (greater than/equal to)$14,963,000  (greater than/equal to)8.0%
    Bank....................................... $ 27,400,000  14.7%  (greater than/equal to)$14,923,000  (greater than/equal to)8.0%
  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation................................ $ 27,581,000  14.8%  (greater than/equal to)$ 7,482,000  (greater than/equal to)4.0%
    Bank....................................... $ 25,033,000  13.4%  (greater than/equal to)$ 7,461,000  (greater than/equal to)4.0%
  Tier 1 Capital (to Average Assets):
    Corporation................................ $ 27,581,000  10.4%  (greater than/equal to)$10,570,000  (greater than/equal to)4.0%
    Bank....................................... $ 25,033,000   9.5%  (greater than/equal to)$10,555,000  (greater than/equal to)4.0%

AS OF DECEMBER 31, 1996:
  Total Capital (to Risk-Weighted Assets):
    Corporation................................ $ 29,424,000  15.5%  (greater than/equal to)$15,148,000  (greater than/equal to)8.0%
    Bank....................................... $ 26,831,000  14.2%  (greater than/equal to)$15,106,000  (greater than/equal to)8.0%
  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation................................ $ 27,032,000  14.3%  (greater than/equal to)$ 7,574,000  (greater than/equal to)4.0%
    Bank....................................... $ 24,446,000  12.9%  (greater than/equal to)$ 7,553,000  (greater than/equal to)4.0%
  Tier 1 Capital (to Average Assets):
    Corporation................................ $ 27,032,000  10.5%  (greater than/equal to)$10,321,000  (greater than/equal to)4.0%
    Bank....................................... $ 24,446,000   9.5%  (greater than/equal to)$10,312,000  (greater than/equal to)4.0%

                                                                                  TO BE WELL
                                                                              CAPITALIZED UNDER
                                                                              PROMPT CORRECTIVE
                                                                              ACTION PROVISIONS
                                                                              -----------------
                                                                  AMOUNT                            RATIO
                                                                  ------                            -----
AS OF MARCH 31, 1997:
  Total Capital (to Risk-Weighted Assets):
    Corporation................................     (greater than/equal to)$18,704,000  (greater than/equal to)10.0%
    Bank.......................................     (greater than/equal to)$18,654,000  (greater than/equal to)10.0%
  Tier 1 Capital (to Risk-Weighted Assets:
    Corporation................................     (greater than/equal to)$11,222,000  (greater than/equal to) 6.0%
    Bank.......................................     (greater than/equal to)$11,192,000  (greater than/equal to) 6.0%
  Tier 1 Capital (to Average Assets):
    Corporation................................     (greater than/equal to)$13,212,000  (greater than/equal to) 5.0%
    Bank.......................................     (greater than/equal to)$13,194,000  (greater than/equal to) 5.0%

AS OF DECEMBER 31, 1996:
  Total Capital (to Risk-Weighted Assets):
    Corporation................................     (greater than/equal to)$18,935,000  (greater than/equal to)10.0%
    Bank.......................................     (greater than/equal to)$18,882,000  (greater than/equal to)10.0%
  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation................................     (greater than/equal to)$11,361,000  (greater than/equal to) 6.0%
    Bank.......................................     (greater than/equal to)$11,329,000  (greater than/equal to) 6.0%
  Tier 1 Capital (to Average Assets):
    Corporation................................     (greater than/equal to)$12,902,000  (greater than/equal to) 5.0%
    Bank.......................................     (greater than/equal to)$12,889,000  (greater than/equal to) 5.0%

ASSET QUALITY


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

                                          MARCH 31          December 31
                                            1997               1996
                                         ----------         -----------
Loans 30-89 days past due ......         $1,322,000         $1,023,000
                                         ==========         ==========

Nonaccrual loans:
  Commercial and commercial real
    estate .....................         $1,375,000         $  886,000
  Residential real estate
    mortgage ...................            104,000            104,000
  Installment ..................             63,000             63,000
                                         ----------         ----------
    Total nonaccrual loans .....          1,542,000          1,053,000
                                         ----------         ----------

Loans past due 90 days or more:
  Commercial and commercial real
    estate .....................             34,000             46,000
  Residential real estate
    mortgage ...................            256,000             61,000
  Installment ..................             44,000             45,000
                                         ----------         ----------
    Total loans past due 90 days
      or more ..................            334,000            152,000
                                         ----------         ----------

    Total nonperforming loans ..         $1,876,000         $1,205,000
                                         ----------         ----------

Other real estate, net .........         $1,946,000         $2,211,000
                                         ----------         ----------

Total nonperforming assets .....         $3,822,000         $3,416,000
                                         ==========         ==========

Restructured loans .............         $1,724,000         $1,540,000
                                         ----------         ----------

Total nonperforming assets and
  restructured loans ...........         $5,546,000         $4,956,000
                                         ==========         ==========


         The only loans 30-89 days past due that are considered to be potential problem loans are several small installment loans totaling $81,000. Management believes that the net carrying value of ORE at March 31, 1997 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired. Given current real estate and economic conditions in the Corporation's market, however, no assurance can be given as to the extent to which the Corporation will realize its current carrying value, the Corporation's ability to continue to dispose of any significant amount of ORE or the period of time it will take for the Corporation to achieve a significant reduction in the amount of its ORE.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At March 31, 1997, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $3,099,000 and $2,426,000 at March 31, 1997 and December 31, 1996,
respectively, the amount of its commercial nonaccrual and restructured loan portfolios on those dates. Management believes the allowance for possible loan losses at March 31, 1997 of $5.2 million, or 274.7% of nonperforming loans and 3.2% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At March 31, 1997, the Bank's liquid assets consisted of cash and due from banks of $11.4 million, federal funds sold of $8.8 million and securities available for sale of $44.5 million.

Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company held $2.4 million of cash and cash equivalents at the Bank at March 31, 1997. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

         Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

IMPACT OF NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", in February 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. The Statement becomes effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Corporation has elected not to disclose pro forma EPS amounts computed using this Statement in the notes to financial statements in periods prior to required adoption as is permitted.

RESULTS OF OPERATIONS

         GENERAL. The Corporation's results of operations are dependent primarily on its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. The Corporation's net income is also affected by the generation of noninterest income, which consists primarily of service fees on deposit accounts and other fee income. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE reserves.

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

         The reduction in nonperforming assets has led to a significant reduction in expenses related to these assets. For the three months ended March 31, 1997, ORE-related expenses totaled $96,000 as compared to $467,000 during the same period in 1996. Management expects that future quarterly ORE-related expenses will be similar to or less than that incurred in the first quarter of 1997.

         THREE MONTHS ENDED MARCH 31, 1997. The Corporation recorded net income of $714,000, or $.09 per common share, for the first three months of 1997 as compared to $503,000, or $.06 per common share for the same period in 1996, an increase of 41.9%. Net interest income increased by $230,000 in 1997 versus 1996, total other income decreased by $200,000 while other expense decreased

$291,000 from 1996 levels. The provision for possible loan losses was the same in 1997 as in the prior year's first quarter.

         The increase in net interest income was entirely due to an increased volume of earning assets, as the net interest margin fell from 5.51% on a tax-equivalent basis in the first quarter of 1996 to 5.31% for the 1997 quarter. The increased volume was made possible by a $26.1 million increase in average deposits in 1997 as compared to 1996; about half of this increase is due to deposits acquired from another commercial bank and the opening of a new branch office, both of which occurred in the fourth quarter of 1996.

         The decrease in total other income is primarily due to the fact that during the first quarter of 1996 there were $193,000 of nonrecurring miscellaneous income items. The reduction in other expense was chiefly due to a $371,000 decrease in ORE-related expenses, which reflect the lower level of ORE in 1997 versus 1996. See Note 3 of Notes to Consolidated Financial Statements for an analysis of changes in the remaining other expense accounts.

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

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation's 1997 annual meeting of stockholders was held on May 6, 1997. The sole item of business was the election of three directors of the Corporation.

         In accordance with the nominations described in the Corporation's definitive Proxy Statement dated March 21, 1997, previously filed with the Commission, the three (3) individuals named therein for reelection at the annual meeting, Louis S. Miller, Mortimer J. O'Shea and Victor
         C. Otley, Jr., were reelected for three year terms expiring in 2000. The results of the balloting for the election of Directors were as follows:

                                                                           ABSTENTIONS AND
            NAME        TERM OF OFFICE     VOTES FOR     VOTES WITHHELD    BROKER NON-VOTES
            ----        --------------     ---------     --------------    ----------------
Louis S. Miller          Three Years       6,679,794         73,574               0
Mortimer J. O'Shea       Three Years       6,712,315         41,053               0
Victor C. Otley, Jr.     Three Years       6,670,165         83,203               0



         The names of the Corporation's four other directors, and the years in which their respective terms will expire, are as follows: Donald W. Barney (1998), Richard S. Miller (1998), Erwin D. Knauer (1999), and James R. Kaplan (1999).

ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The following Exhibit is being filed herewith:

                    Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RAMAPO FINANCIAL CORPORATION
                                            ----------------------------
                                                    (Registrant)




Date:   May 9, 1997                         By: /s/ Walter A. Wojcik, Jr.
       ---------------                          -------------------------------
                                                   Treasurer




Date:   May 9, 1997                         By: /s/ Mortimer J. O'Shea
       ---------------                          -------------------------------
                                                President and CEO