Form 10-Q
period 1997-06-30
RAMAPO FINANCIAL CORP
filed 1997-08-13
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 1997


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

Common Stock $1.00 par value 8,099,449 shares at August 8, 1997.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                      PAGE
                                                                                                                     NUMBER

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996
                  (Unaudited) .....................................................................................     3

                  Consolidated Statements of Income
                  for the Six Months Ended June 30,
                  1997 and 1996 (Unaudited) .......................................................................     4

                  Consolidated Statements of Income
                  for the Three Months Ended June 30,
                  1997 and 1996 (Unaudited).......................................................................      5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Six
                  Months Ended June 30, 1997 (Unaudited) ..........................................................     6

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1997 and 1996 (Unaudited) .......................................................................     7

                  Notes to Consolidated Financial Statements (Unaudited) ..........................................     8-9


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS....................................................................................     10-19


PART II - OTHER INFORMATION
         ITEM 1 THROUGH ITEM 6.....................................................................................     20

SIGNATURES.........................................................................................................     21


EXHIBIT 27 - Financial Data Schedule ..............................................................................     22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               JUNE 30,         DECEMBER 31,
                                                                 1997               1996
                                                             ------------      ------------
ASSETS
          Cash and Cash Equivalents:
               Cash and Due From Banks                       $ 16,260,000      $ 12,078,000
               Federal Funds Sold                               4,675,000        17,680,000
                                                             ------------      ------------
                    Total Cash and Cash Equivalents            20,935,000        29,758,000
          Due from Bank- Interest-Bearing                       1,000,000         1,000,000
          Securities:
               Available for Sale, at Fair Value               41,045,000        41,648,000
               Held to Maturity, at Cost (Fair Value
                $40,097,000 and $26,339,000)                   40,295,000        26,395,000
          Loans                                               166,026,000       165,070,000
               Less- Allowance for Possible Loan Losses         4,752,000         5,115,000
                                                             ------------      ------------
                    Net Loans                                 161,274,000       159,955,000
          Premises and Equipment, net                           3,203,000         3,260,000
          Other Real Estate, net (Note 1)                       1,684,000         2,211,000
          Other Assets, net                                     6,605,000         6,428,000
          Intangible Assets, net (Note 2)                         726,000           869,000
                                                             ------------      ------------
          TOTAL ASSETS                                       $276,767,000      $271,524,000
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
          Deposits:
               Demand - Noninterest-Bearing                  $ 61,326,000      $ 58,421,000
                              - Interest-Bearing               34,398,000        31,846,000
               Savings                                         79,607,000        80,832,000
               Time                                            62,725,000        64,325,000
               Certificates of Deposit over $100,000            5,526,000         4,465,000
                                                             ------------      ------------
               Total Deposits                                 243,582,000       239,889,000
          Securities Sold Under Agreements to Repurchase            2,000                --
          Accrued Expenses and Other Liabilities                3,110,000         2,599,000
                                                             ------------      ------------
                    Total Liabilities                         246,694,000       242,488,000

STOCKHOLDERS' EQUITY
          Common Stock                                          8,163,000         8,161,000
          Capital in Excess of Par Value                       13,110,000        13,103,000
          Retained Earnings                                     9,156,000         8,105,000
          Net Unrealized Holding Losses on
               Securities Available for Sale                      (62,000)          (39,000)
          Treasury Stock at Cost (63,406 shares)                 (294,000)         (294,000)
                                                             ------------      ------------
                    Total Stockholders' Equity                 30,073,000        29,036,000
                                                             ------------      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $276,767,000      $271,524,000
                                                             ============      ============


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Six Months Ended June 30
                                                                 ----------------------------
                                                                    1997              1996
                                                                 ----------        ----------
INTEREST INCOME
          Loans, including Fees                                  $7,070,000        $6,943,000
          Securities:
               Taxable                                            2,200,000         1,728,000
               Nontaxable                                            81,000            34,000
          Federal Funds Sold                                        262,000           186,000
          Time Deposit with Bank                                     29,000            30,000
                                                                 ----------        ----------
               TOTAL INTEREST INCOME                              9,642,000         8,921,000
                                                                 ----------        ----------

INTEREST EXPENSE
          Savings and Interest-Bearing Demand Deposits            1,344,000         1,101,000
          Time Deposits and Certificates of Deposit
               over $100,000                                      1,712,000         1,728,000
                                                                 ----------        ----------
               TOTAL INTEREST EXPENSE                             3,056,000         2,829,000
                                                                 ----------        ----------

NET INTEREST INCOME                                               6,586,000         6,092,000
          Provision for Possible Loan Losses                        240,000           160,000
                                                                 ----------        ----------
NET INTEREST INCOME AFTER PROVISION
           FOR POSSIBLE LOAN LOSSES                               6,346,000         5,932,000

OTHER INCOME
          Service Charges on Deposit Accounts                       695,000           699,000
          Losses on Securities Transactions                         (14,000)           (9,000)
          Brokerage Commissions                                     185,000           152,000
          Other Income                                              197,000           407,000
                                                                 ----------        ----------
               TOTAL OTHER INCOME                                 1,063,000         1,249,000
                                                                 ----------        ----------

OTHER EXPENSES
          Salaries and Employee Benefits                          2,633,000         2,435,000
          Net Occupancy Expense                                     431,000           390,000
          Equipment Expense                                         343,000           272,000
          OREO Expense- Cost of Operations, net                      64,000           215,000
                      - Valuation Adjustments                       115,000           580,000
          Other Operating Expenses (Note 3)                       1,369,000         1,489,000
                                                                 ----------        ----------
               TOTAL OTHER EXPENSES                               4,955,000         5,381,000
                                                                 ----------        ----------

INCOME BEFORE TAXES                                               2,454,000         1,800,000
          Provision for Income Taxes                                918,000           705,000
                                                                 ----------        ----------
NET INCOME                                                       $1,536,000        $1,095,000
                                                                 ==========        ==========

Average Common Shares Outstanding                                 8,345,995         8,181,094
Income per Common Share                                          $     0.18        $     0.13
                                                                 ==========        ==========


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three Months Ended June 30
                                                                ---------------------------
                                                                   1997              1996
                                                                ----------        ----------
INTEREST INCOME
         Loans, including Fees                                  $3,572,000        $3,513,000
         Securities:
              Taxable                                            1,174,000           881,000
              Nontaxable                                            46,000            17,000
         Federal Funds Sold                                        100,000           110,000
         Time Deposit with Bank                                     15,000            15,000
                                                                ----------        ----------
              TOTAL INTEREST INCOME                              4,907,000         4,536,000
                                                                ----------        ----------

INTEREST EXPENSE
         Savings and Interest-Bearing Demand Deposits              683,000           577,000
         Time Deposits and Certificates of Deposit
              over $100,000                                        861,000           860,000
                                                                ----------        ----------
              TOTAL INTEREST EXPENSE                             1,544,000         1,437,000
                                                                ----------        ----------

NET INTEREST INCOME                                              3,363,000         3,099,000
         Provision for Possible Loan Losses                        120,000            40,000
                                                                ----------        ----------
NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES                               3,243,000         3,059,000

OTHER INCOME
         Service Charges on Deposit Accounts                       352,000           348,000
         Losses on Securities Transactions                          (6,000)          (33,000)
         Brokerage Commissions                                     104,000            86,000
         Other Income                                               98,000           133,000
                                                                ----------        ----------
              TOTAL OTHER INCOME                                   548,000           534,000
                                                                ----------        ----------

OTHER EXPENSES
         Salaries and Employee Benefits                          1,338,000         1,226,000
         Net Occupancy Expense                                     227,000           201,000
         Equipment Expense                                         172,000           142,000
         OREO Expense- Cost of Operations, net                      28,000            73,000
                     - Valuation Adjustments                        55,000           255,000
         Other Operating Expenses (Note 3)                         663,000           721,000
                                                                ----------        ----------
              TOTAL OTHER EXPENSES                               2,483,000         2,618,000
                                                                ----------        ----------

INCOME BEFORE TAXES                                              1,308,000           975,000
         Provision for Income Taxes                                486,000           383,000
                                                                ----------        ----------
NET INCOME                                                      $  822,000        $  592,000
                                                                ==========        ==========

Average Common Shares Outstanding                                8,360,646         8,213,897
Income per Common Share                                         $     0.10        $     0.07
                                                                ==========        ==========

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            Net Unrealized
                                                                                               Holding
                                                                                                Losses
                                                             Capital                         on Securities
                                           Common          in Excess of       Retained         Available      Treasury
                                           Stock            Par Value         Earnings         for Sale         Stock
                                        -------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996              $ 8,161,000        $13,103,000       $8,105,000       ($39,000)       ($294,000)

Net Income for the Period                        --                 --        1,536,000             --               --

Change in Net Unrealized
    Holding Losses on
    Securities Available for Sale                --                 --               --        (23,000)              --

Stock Options Exercised                       2,000              7,000               --             --               --

Cash Dividends, $.03 per share                   --                 --         (485,000)            --               --
                                        -------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                  $ 8,163,000        $13,110,000       $9,156,000       ($62,000)       ($294,000)
                                        ===============================================================================




                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                            ------------------------------
                                                                                1997               1996
                                                                            -----------        -----------
Cash Flows from Operating Activities:
     Net Income                                                             $ 1,536,000        $ 1,095,000
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization of Premises and Equipment           299,000            230,000
              Amortization of Intangible Assets                                 153,000            125,000
              Accretion of Securities Discount, net                             (55,000)           (33,000)
              Provision for Possible Loan Losses                                240,000            160,000
              Provision for Possible Losses on Other Real Estate, net           115,000            580,000
              Gain on Sale of Other Real Estate                                      --            (84,000)
              Loss on Securities Transactions, net                               14,000              9,000
              Loans Made or Acquired and Held for Sale                               --           (720,000)
              Proceeds from Loans Held for Sale                                      --            731,000
              Gain on Sales of Loans Held for Sale                                   --            (11,000)
              (Increase) Decrease in Interest Receivable                        (34,000)           147,000
              Increase in Accrued Expenses and Other Liabilities                591,000            297,000
              Other                                                            (286,000)           668,000
                                                                            -----------        -----------
                Net Cash Provided by Operating Activities                     2,573,000          3,194,000
                                                                            -----------        -----------

Cash Flows from Investing Activities:
     Securities Available for Sale:
           Proceeds from Maturities                                           1,116,000          1,511,000
           Proceeds from Sales/Calls Prior to Maturity                        8,108,000         14,931,000
           Purchases                                                         (8,618,000)       (12,874,000)
     Securities Held to Maturity:
           Proceeds from Maturities                                           2,131,000            500,000
           Proceeds from Calls Prior to Maturity                              1,000,000          3,002,000
           Purchases                                                        (17,032,000)        (9,079,000)
     (Increase) Decrease in Loans Outstanding, net                           (1,432,000)           108,000
     Capital Expenditures                                                      (243,000)          (243,000)
     Advances Made on Other Real Estate                                        (271,000)          (150,000)
     Proceeds from Sale of Other Real Estate                                    556,000            671,000
     Other                                                                      (10,000)             3,000
                                                                            -----------        -----------
                Net Cash Used in Investing Activities                       (14,695,000)        (1,620,000)
                                                                            -----------        -----------

Cash Flows from Financing Activities:
     Increase in Total Deposits, net                                          3,693,000          1,724,000
     Increase in Short-Term Borrowings, net                                       2,000                 --
     Redemption of Class A Preferred Stock                                           --           (717,000)
     Cash Dividends on Preferred Stock                                               --           (106,000)
     Cash Dividends on Common Stock                                            (405,000)                --
     Proceeds from Stock Options Exercised                                        9,000              3,000
                                                                            -----------        -----------
                Net Cash Provided by Financing Activities                     3,299,000            904,000
                                                                            -----------        -----------

Net (Decrease) Increase in Cash and Cash Equivalents                         (8,823,000)         2,478,000
Cash and Cash Equivalents, Beginning of Period                               29,758,000         14,962,000
                                                                            -----------        -----------
Cash and Cash Equivalents, End of Period                                    $20,935,000        $17,440,000
                                                                            ===========        ===========


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

NOTE 1:  OTHER REAL ESTATE

         A summary of activity in other real estate is as follows:

                                                               SIX MONTHS ENDED
                                                                JUNE 30, 1997
                                                                -------------

Balance, beginning of period, net                               $ 2,211,000

  Advances                                                          271,000
  Sales of properties                                              (556,000)
  Charge-offs or write-downs                                       (127,000)
  Increase in valuation allowance, net                             (115,000)
                                                                -----------

Balance, end of period, net                                     $ 1,684,000
                                                                ===========


NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                                             JUNE 30              DECEMBER 31
                                                                              1997                   1996
                                                                            --------                --------
    Purchased Mortgage Servicing Rights                                     $ 63,000                $ 83,000
    Core Deposit Premiums                                                    596,000                 665,000
    Premium on Purchased Home Equity
      Lines of Credit                                                         67,000                 121,000
                                                                            --------                --------
        Net Intangible Assets                                               $726,000                $869,000
                                                                            ========                ========

NOTE 3:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

         Major categories of Other Operating Expenses are as follows:


                                                        SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                             JUNE 30                               JUNE 30
                                                        ----------------                        -------------

                                                   1997                 1996                1997              1996
                                                   ----                 ----                ----              ----

FDIC Fees                                      $   14,000           $   33,000           $  7,000           $ 16,000
Legal                                             107,000              272,000             47,000            118,000
Bonding and Insurance                              65,000              112,000             24,000             55,000
Consulting Fees                                    95,000              107,000             40,000             38,000
Credit Reports/Filing Fees                         52,000               72,000             28,000             40,000
Examinations                                       90,000               84,000             45,000             42,000
Postage & Freight                                  72,000               80,000             39,000             37,000
Telephone                                         100,000               79,000             55,000             40,000
Amortization - Intangibles                        153,000              125,000             75,000             62,000
Automated Services                                 92,000               67,000             52,000             39,000
Stationery & Printing                             136,000              116,000             67,000             58,000
Advertising                                        85,000               92,000             44,000             53,000
Dues and Subscriptions                             29,000               30,000             14,000             15,000
Employee/Customer Rel.                             39,000               36,000             25,000             21,000
Directors' Fees                                    65,000               61,000             35,000             33,000
Correspondent Banks' Fees                          58,000               17,000             31,000             10,000
All Others                                        117,000              106,000             35,000             44,000
                                               ----------           ----------           --------           --------

                                               $1,369,000           $1,489,000           $663,000           $721,000
                                               ==========           ==========           ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Economic conditions in the Corporation's market area remained stable during the second quarter of 1997. The Federal Reserve Board left interest rates unchanged at its May and July meetings, signaling its satisfaction with the overall economy. The Treasury yield curve has flattened in recent weeks primarily as a result of a decline in long-term interest rates. Historically, lower mortgage rates follow such a decline which then stimulates residential housing construction. The Corporation has experienced an increase in loan demand from developers of residential real estate during the quarter but loan demand from other commercial sectors remained sluggish.

         The Corporation operates in a densely populated, highly competitive market area. Calling efforts by officers at all levels of the Corporation on businesses in its trade area have resulted in increased awareness of Ramapo's capabilities as well as in new depositors and borrowers. Because the Corporation is committed to providing a high level of personal service along with the latest technology, management believes that it is well-positioned to attract customers from rivals that were recently merged into out-of-state institutions. Thus far in 1997, the Corporation has introduced two new products aimed at retaining existing commercial customers and attracting new ones. The first is the Commercial Access product, which permits business customers to access their own account information via personal computer and initiate internal transfers, wire transfers and stop payment orders. The second is the Treasury Plus product, which sweeps excess demand deposits into a repurchase agreement account which pays a market rate of interest. Additionally, the Corporation's principal subsidiary, The Ramapo Bank ("Bank"), recently received regulatory approval to establish a new branch in a neighboring town. The new Parsippany branch is scheduled to open in mid-August, 1997.

         After a decline of $3.3 million (1.2%) during the first quarter of 1997, the Corporation's total assets increased $8.5 million (3.2%) during the second quarter. The asset increase resulted from a $7.6 million (3.2%) increase in deposits during the same period. Comparing June 30, 1997 results to December 31, 1996, total assets and total deposits increased $5.2 million (1.9%) and $3.7 million (1.5%), respectively. The major change in earning assets since year end is a $13.0 million (73.6%) decrease in federal funds sold which were used to buy securities, which increased $13.3 million (19.5%).

         The deposit increases for the three and six months ended June 30, 1997 were primarily in the demand deposit category. Such deposit activity is largely due to a number of commercial customers who generate more cash flow in the warmer months than in the winter months.

REGULATORY CAPITAL

         The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that if undertaken could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank each must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that the Corporation and Bank meet all capital adequacy requirements to which they are subject as of June 30, 1997.

         As of June 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and Bank must maintain minimum total risk-based, Tier l risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.

                                                                                           FOR CAPITAL
                                          ACTUAL                                        ADEQUACY PURPOSES
                                   -------------------                             --------------------------
                                   AMOUNT        RATIO                            AMOUNT                               RATIO
                                   ------        -----                            ------                               -----
AS OF JUNE 30, 1997:
  Total Capital
    (to Risk-Weighted Assets):
    Corporation ................  $30,648,000     15.8%   more than or equal to  $15,497,000   more than or equal to    8.0%
    Bank .......................  $28,141,000     14.6%   more than or equal to  $15,458,000   more than or equal to    8.0%

  Tier 1 Capital
    (to Risk-Weighted Assets):
    Corporation ................. $28,198,000     14.6%   more than or equal to   $7,748,000   more than or equal to    4.0%
    Bank ........................ $25,697,000     13.3%   more than or equal to   $7,729,000   more than or equal to    4.0%

  Tier 1 Capital
    (to Average Assets):
    Corporation ................. $28,198,000     10.5%   more than or equal to  $10,789,000   more than or equal to    4.0%
    Bank ........................ $25,697,000      9.5%   more than or equal to  $10,774,000   more than or equal to    4.0%


As of December 31, 1996:
  Total Capital
    (to Risk-Weighted Assets):
    Corporation ................. $29,424,000     15.5%   more than or equal to  $15,148,000   more than or equal to    8.0%
    Bank ........................ $26,831,000     14.2%   more than or equal to  $15,106,000   more than or equal to    8.0%

  Tier 1 Capital
    (to Risk-Weighted Assets):
    Corporation ................. $27,032,000     14.3%   more than or equal to   $7,574,000   more than or equal to    4.0%
    Bank ........................ $24,446,000     12.9%   more than or equal to   $7,553,000   more than or equal to    4.0%

  Tier 1 Capital
    (to Average Assets):
    Corporation ................. $27,032,000     10.5%   more than or equal to  $10,321,000   more than or equal to    4.0%
    Bank ........................ $24,446,000      9.5%   more than or equal to  $10,312,000   more than or equal to    4.0%




                                                                                              TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT CORRECTIVE
                                                                                                ACTION PROVISIONS
                                                                                      ------------------------------------------
                                                                                      AMOUNT                               RATIO
                                                                                      ------                               -----
AS OF JUNE 30, 1997:
  Total Capital
    (to Risk-Weighted Assets):
    Corporation ................................          more than or equal to  $19,371,000   more than or equal to   10.0%
    Bank .......................................          more than or equal to  $19,323,000   more than or equal to   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets):
    Corporation ................................          more than or equal to  $11,623,000   more than or equal to    6.0%
    Bank .......................................          more than or equal to  $11,594,000   more than or equal to    6.0%

  Tier 1 Capital
    (to Average Assets):
    Corporation ................................          more than or equal to  $13,487,000   more than or equal to    5.0%
    Bank .......................................          more than or equal to  $13,467,000   more than or equal to    5.0%


As of December 31, 1996:
  Total Capital
    (to Risk-Weighted Assets):
    Corporation ................................          more than or equal to  $18,935,000   more than or equal to   10.0%
    Bank .......................................          more than or equal to  $18,882,000   more than or equal to   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets):
    Corporation ................................          more than or equal to  $11,361,000   more than or equal to    6.0%
    Bank .......................................          more than or equal to  $11,329,000   more than or equal to    6.0%

  Tier 1 Capital
    (to Average Assets):
    Corporation ................................          more than or equal to  $12,902,000   more than or equal to    5.0%
    Bank .......................................          more than or equal to  $12,889,000   more than or equal to    5.0%

ASSET QUALITY


         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and ORE. It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. The restructured category consists of one loan where a concession was granted to the borrower prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." ORE includes both loan collateral that has been formally repossessed and collateral that is in the Bank's possession and under its control without legal transfer of title. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

                                        JUNE 30         DECEMBER 31
                                          1997             1996
                                       ----------       ----------


Loans 30-89 days past due ......       $1,136,000       $1,023,000
                                       ==========       ==========

Nonaccrual loans:
  Commercial and commercial real
    estate .....................       $  838,000       $  886,000
  Residential real estate
    mortgage ...................           34,000          104,000
  Installment ..................          126,000           63,000
                                       ----------       ----------
    Total nonaccrual loans .....          998,000        1,053,000
                                       ----------       ----------

Loans past due 90 days or more:
  Commercial and commercial real
    estate .....................           57,000           46,000
  Residential real estate
    mortgage ...................          152,000           61,000
  Installment ..................           24,000           45,000
                                       ----------       ----------
    Total loans past due 90 days
      or more ..................          233,000          152,000
                                       ----------       ----------

    Total nonperforming loans ..       $1,231,000       $1,205,000
                                       ----------       ----------

Other real estate, net .........       $1,684,000       $2,211,000
                                       ----------       ----------

Total nonperforming assets .....       $2,915,000       $3,416,000
                                       ==========       ==========

Restructured loans .............       $1,508,000       $1,540,000
                                       ----------       ----------

Total nonperforming assets and
  restructured loans ...........       $4,423,000       $4,956,000
                                       ==========       ==========


         The only loans 30-89 days past due that are considered to be potential problem loans are several small installment loans totaling $114,000. Management believes that the net carrying value of ORE at June 30, 1997 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At June 30, 1997, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $2,546,000 and $2,426,000 at June 30, 1997 and December 31, 1996, respectively, the amount of its commercial nonaccrual and restructured loan portfolios and other qualifying loans, if any, on those dates. Management believes the allowance for possible loan losses at June 30, 1997 of $4.8 million, or 386.0% of nonperforming loans and 2.9% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At June 30, 1997, the Bank's liquid assets consisted of cash and due from banks of $16.3 million, federal funds sold of $4.7 million and securities available for sale of $41.0 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company held $2.4 million of cash and cash equivalents at the Bank at June 30, 1997. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

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

         In June, 1997, the FASB issued two additional Statements. SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comrehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date and has not determined which financial statement will be utilized to display comprehensive income. The second Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date and has not determined if it has any reportable segments.

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


         SIX MONTHS ENDED JUNE 30, 1997. The Corporation recorded net income of $1,536,000, or $.18 per common share, as compared to $1,095,000, or $.13 per common share for the same period in 1996, an increase of 40.3%. Net interest income increased $494,000 (8.1%) in 1997 versus 1996, total other income decreased $186,000 (14.9%) while total other expense decreased $426,000 (7.9%) from 1996 levels. The provision for possible loan losses increased $80,000 (50%) from 1996 to 1997.

         The increase in net interest income was entirely due to an increased volume of earning assets, as the tax-equivalent net interest margin fell from 5.50% for the first six months of 1996 to 5.34% for the same period in 1997. The increased volume was made possible by a $24.8 million (4.7%) increase in average deposits in 1997 as compared to 1996; about half of this increase is due to deposits acquired from another commercial bank and the opening of a new branch office, both of which occurred in the fourth quarter of 1996.

         The decrease in total other income is due to the fact that during the first six months of 1996 there were $243,000 of nonrecurring miscellaneous income items, primarily loan recoveries in excess of prior chargeoffs. The decrease in total other expense is entirely due to a $616,000 (77.5%) decrease in OREO expenses, which were partly offset by an increase in normal operating expenses of $190,000 (3.3%). The reduction in nonperforming assets has led to a significant reduction in expenses related to these assets. For the six months ended June 30, 1997, OREO expenses totaled $179,000 as compared to $795,000 during the same period in 1996. Management expects that future quarterly OREO expenses will be similar to or less than that incurred in 1997. See Note 3 of Notes to Consolidated Financial Statements for an analysis of changes in the remaining other expense accounts.

         THREE MONTHS ENDED JUNE 30, 1997. The positive trends of net interest income growth and OREO expense reduction which were experienced in the first quarter of 1997 continued in the second quarter of 1997. They are the primary reasons for the $230,0000 (38.9%) increase in net income, from $592,000 or $.07 per common share in 1996 to $822,000, or $.10 per common share in 1997.

         Net interest income rose $264,000 (8.5%) during the second quarter of 1997 versus 1996, entirely on the strength of a $25.3 million (11.1%) increase in average earning assets. Although the tax-equivalent net interest margin fell 12 basis points in the 1997 quarter versus 1996, at 5.38% it compares very favorably to peer institutions.

         The increase of $80,000 in the provision for possible loan losses in 1997 is the result of two monthly provisions of $40,000 each that were not taken in 1996 due to loan recoveries credited to the loan loss reserve. Other income increased only $14,000 in the 1997 quarter versus 1996, largely due to a reduction in losses on securities transactions from ($33,000) in 1996 to ($6,000) in 1997.

         OREO expenses dropped $245,000 in the 1997 quarter versus 1996, which is in line with the shrinking number of OREO properties.

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

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Form 10-Q for March 31, 1997 concerning the 1997 annual meeting of stockholders held on May 6, 1997.


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



                                        RAMAPO FINANCIAL CORPORATION
                                             (Registrant)




Date:   August 13, 1997                 By: /s/ Walter A. Wojcik, Jr.
      ------------------                    -------------------------
                                            Walter A. Wojcik, Jr
                                            Treasurer




Date:  August 13, 1997                  By: /s/ Mortimer J. O'Shea
      -----------------                     -------------------------
                                            Mortimer J. O'Shea
                                            President and CEO