Form 10-Q
period 1997-09-30
RAMAPO FINANCIAL CORP
filed 1997-11-13
CIK 81893

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           SEPTEMBER 30, 1997


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

Common Stock $1.00 par value 8,100,824 shares at November 10, 1997.

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

      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
            September 30, 1997 and December 31, 1996
            (Unaudited)..................................................................3

            Consolidated Statements of Income
            for the Nine Months Ended September 30,
            1997 and 1996 (Unaudited)....................................................4

            Consolidated Statements of Income
            for the Three Months Ended September 30,
            1997 and 1996 (Unaudited)....................................................5

            Consolidated Statement of Changes in
            Stockholders' Equity for the Nine
            Months Ended September 30, 1997 (Unaudited)..................................6

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30,
            1997 and 1996 (Unaudited)....................................................7

            Notes to Consolidated Financial
            Statements (Unaudited).....................................................8-9


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS............................................................10-18


PART II - OTHER INFORMATION

      ITEM 1 THROUGH ITEM 6.............................................................19


SIGNATURES..............................................................................20

EXHIBIT 27 - Financial Data Schedule....................................................21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                             SEPTEMBER 30,                 DECEMBER 31,
                                                                                 1997                         1996
                                                                            -------------                -------------
ASSETS
       Cash and Cash Equivalents:
            Cash and Due From Banks                                         $  12,939,000                $  12,078,000
            Federal Funds Sold                                                  3,375,000                   17,680,000
                                                                            -------------                -------------
                 Total Cash and Cash Equivalents                               16,314,000                   29,758,000
       Due from Bank - Interest-Bearing                                         1,000,000                    1,000,000
       Securities:
            Available for Sale, at Fair Value                                  40,296,000                   41,648,000
            Held to Maturity, at Cost (Fair Value $40,187,000
                 and $26,339,000)                                              40,093,000                   26,395,000
       Loans                                                                  169,270,000                  165,070,000
            Less - Allowance for Possible Loan Losses                           4,642,000                    5,115,000
                                                                            -------------                -------------
                 Net Loans                                                    164,628,000                  159,955,000
       Premises and Equipment, net                                              3,317,000                    3,260,000
       Other Real Estate, net (Note 1)                                          2,128,000                    2,211,000
       Other Assets, net                                                        6,425,000                    6,428,000
       Intangible Assets, net (Note 2)                                            674,000                      869,000
                                                                            -------------                -------------
       TOTAL ASSETS                                                         $ 274,875,000                $ 271,524,000
                                                                            =============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
            Demand - Noninterest-Bearing                                    $  57,442,000                $  58,421,000
                   - Interest-Bearing                                          32,365,000                   31,846,000
            Savings                                                            82,158,000                   80,832,000
            Time                                                               61,871,000                   64,325,000
            Certificates of Deposit over $100,000                               6,337,000                    4,465,000
                                                                            -------------                -------------
                 Total Deposits                                               240,173,000                  239,889,000
       Securities Sold Under Agreements to Repurchase                           1,002,000                           --
       Accrued Expenses and Other Liabilities                                   3,022,000                    2,599,000
                                                                            -------------                -------------
                 Total Liabilities                                            244,197,000                  242,488,000

STOCKHOLDERS' EQUITY
       Common Stock                                                             8,164,000                    8,161,000
       Capital in Excess of Par Value                                          13,113,000                   13,103,000
       Retained Earnings                                                        9,728,000                    8,105,000
       Net Unrealized Holding Losses on
            Securities Available for Sale                                         (33,000)                     (39,000)
       Treasury Stock at Cost (63,406 shares)                                    (294,000)                    (294,000)
                                                                            -------------                -------------
                 Total Stockholders' Equity                                    30,678,000                   29,036,000
                                                                            -------------                -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 274,875,000                $ 271,524,000
                                                                            =============                =============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          Nine Months Ended September 30
                                                                      ----------------------------------------
                                                                          1997                        1996
                                                                      ------------                ------------
INTEREST INCOME
       Loans, including Fees                                          $ 10,741,000                $ 10,424,000
       Securities:
            Taxable                                                      3,369,000                   2,712,000
            Nontaxable                                                     143,000                      53,000
       Federal Funds Sold                                                  340,000                     286,000
       Time Deposit with Bank                                               43,000                      46,000
                                                                      ------------                ------------
            TOTAL INTEREST INCOME                                       14,636,000                  13,521,000
                                                                      ------------                ------------

INTEREST EXPENSE
       Savings and Interest-Bearing Demand Deposits                      2,041,000                   1,712,000
       Time Deposits and Certificates of Deposit
            over $100,000                                                2,582,000                   2,594,000
       Other Borrowings                                                     10,000                       1,000
                                                                      ------------                ------------
            TOTAL INTEREST EXPENSE                                       4,633,000                   4,307,000
                                                                      ------------                ------------

NET INTEREST INCOME                                                     10,003,000                   9,214,000
       Provision for Possible Loan Losses                                  360,000                     280,000
                                                                      ------------                ------------
NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                                         9,643,000                   8,934,000

OTHER INCOME
       Service Charges on Deposit Accounts                               1,029,000                   1,045,000
       (Losses) Gains on Securities Transactions                           (15,000)                    (14,000)
       Brokerage Commissions                                               279,000                     230,000
       Other Income                                                        330,000                     577,000
                                                                      ------------                ------------
            TOTAL OTHER INCOME                                           1,623,000                   1,838,000
                                                                      ------------                ------------

OTHER EXPENSES
       Salaries and Employee Benefits                                    4,019,000                   3,639,000
       Net Occupancy Expense                                               668,000                     585,000
       Equipment Expense                                                   521,000                     422,000
       OREO Expense - Cost of Operations, net                               92,000                     286,000
                    - Valuation Adjustments                                130,000                     705,000
       Other Operating Expenses (Note 3)                                 2,083,000                   2,071,000
                                                                      ------------                ------------
            TOTAL OTHER EXPENSES                                         7,513,000                   7,708,000
                                                                      ------------                ------------

INCOME BEFORE TAXES                                                      3,753,000                   3,064,000
       Provision for Income Taxes                                        1,401,000                   1,202,000
                                                                      ------------                ------------
NET INCOME                                                            $  2,352,000                $  1,862,000
                                                                      ============                ============

Average Common Shares Outstanding (Note 4)                               8,380,554                   8,189,402
Income per Common Share                                               $       0.28                $       0.23
                                                                      ============                ============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                        Three Months Ended September 30
                                                                     --------------------------------------
                                                                        1997                       1996
                                                                     -----------                -----------
INTEREST INCOME
      Loans, including Fees                                          $ 3,671,000                $ 3,481,000
      Securities:
           Taxable                                                     1,169,000                    984,000
           Nontaxable                                                     62,000                     19,000
      Federal Funds Sold                                                  78,000                    100,000
      Time Deposit with Bank                                              14,000                     16,000
                                                                     -----------                -----------
           TOTAL INTEREST INCOME                                       4,994,000                  4,600,000
                                                                     -----------                -----------

INTEREST EXPENSE
      Savings and Interest-Bearing Demand Deposits                       697,000                    611,000
      Time Deposits and Certificates of Deposit
           over $100,000                                                 870,000                    866,000
      Other Borrowings                                                    10,000                      1,000
                                                                     -----------                -----------
           TOTAL INTEREST EXPENSE                                      1,577,000                  1,478,000
                                                                     -----------                -----------

NET INTEREST INCOME                                                    3,417,000                  3,122,000
      Provision for Possible Loan Losses                                 120,000                    120,000
                                                                     -----------                -----------
NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES                                        3,297,000                  3,002,000

OTHER INCOME
      Service Charges on Deposit Accounts                                334,000                    346,000
      (Losses) Gains on Securities Transactions                           (1,000)                    (5,000)
      Brokerage Commissions                                               94,000                     78,000
      Other Income                                                       133,000                    170,000
                                                                     -----------                -----------
           TOTAL OTHER INCOME                                            560,000                    589,000
                                                                     -----------                -----------

OTHER EXPENSES
      Salaries and Employee Benefits                                   1,386,000                  1,204,000
      Net Occupancy Expense                                              237,000                    195,000
      Equipment Expense                                                  178,000                    150,000
      OREO Expense - Cost of Operations, net                              28,000                     71,000
                   - Valuation Adjustments                                15,000                    125,000
      Other Operating Expenses (Note 3)                                  714,000                    582,000
                                                                     -----------                -----------
           TOTAL OTHER EXPENSES                                        2,558,000                  2,327,000
                                                                     -----------                -----------

INCOME BEFORE TAXES                                                    1,299,000                  1,264,000
      Provision for Income Taxes                                         483,000                    497,000
                                                                     -----------                -----------
NET INCOME                                                           $   816,000                $   767,000
                                                                     ===========                ===========

Average Common Shares Outstanding (Note 4)                             8,449,666                  8,206,018
Income per Common Share                                              $      0.10                $      0.09
                                                                     ===========                ===========

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                               Net Unrealized
                                                                                                  Holding
                                                                                                  Losses
                                                            Capital                            on Securities
                                         Common           in Excess of        Retained          Available           Treasury
                                          Stock            Par Value          Earnings           for Sale            Stock
                                        -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996              $ 8,161,000       $13,103,000       $ 8,105,000        $   (39,000)       $  (294,000)

Net Income for the Period                        --                --         2,352,000                 --                 --

Change in Net Unrealized
    Holding Losses on
    Securities Available for Sale                --                --                --              6,000                 --

Stock Options Exercised                       3,000            10,000                --                 --                 --

Cash Dividends, $.09 per share                   --                --          (729,000)                --                 --
                                        -------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997             $ 8,164,000       $13,113,000       $ 9,728,000        $   (33,000)       $  (294,000)
                                        =====================================================================================


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                         --------------------------------
                                                                             1997                1996
                                                                         ------------        ------------
Cash Flows from Operating Activities:
     Net Income                                                          $  2,352,000        $  1,862,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
           Depreciation and Amortization of Premises and Equipment            431,000             350,000
           Amortization of Intangible Assets                                  206,000             188,000
           Accretion of Securities Discount, net                              (79,000)            (63,000)
           Provision for Possible Loan Losses                                 360,000             280,000
           Provision for Possible Losses on Other Real Estate, net            130,000             705,000
           Gain on Sale of Other Real Estate                                       --             (89,000)
           Loss on Securities Transactions, net                                15,000              14,000
           Loans Made or Acquired and Held for Sale                                --            (720,000)
           Proceeds from Loans Held for Sale                                       --             721,000
           Gain on Sales of Loans Held for Sale                                    --              (2,000)
           Decrease in Interest Receivable                                    101,000             421,000
           Increase in Other Receivables                                      (25,000)         (1,592,000)
           Increase in Accrued Expenses and Other Liabilities                 504,000           1,047,000
           Other                                                             (240,000)           (490,000)
                                                                         ------------        ------------
             Net Cash Provided by Operating Activities                      3,755,000           2,632,000
                                                                         ------------        ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
           Proceeds from Maturities                                         3,069,000           3,522,000
           Proceeds from Sales/Calls Prior to Maturity                     11,070,000          16,895,000
           Purchases                                                      (12,712,000)        (23,341,000)
     Securities Held to Maturity:
           Proceeds from Maturities                                         4,777,000           2,500,000
           Proceeds from Calls Prior to Maturity                            1,000,000           3,002,000
           Purchases                                                      (19,475,000)        (10,999,000)
     Increase in Loans Outstanding, net                                    (5,162,000)         (1,872,000)
     Capital Expenditures                                                    (488,000)           (338,000)
     Advances Made on Other Real Estate                                      (605,000)           (161,000)
     Proceeds from Sale of Other Real Estate                                  687,000           1,068,000
     Other                                                                    (11,000)              3,000
                                                                         ------------        ------------
             Net Cash Used in Investing Activities                        (17,850,000)         (9,721,000)
                                                                         ------------        ------------

Cash Flows from Financing Activities:
     Increase in Total Deposits, net                                          284,000          11,705,000
     Increase in Short-Term Borrowings, net                                 1,002,000                  --
     Redemption of Class A Preferred Stock                                         --            (717,000)
     Cash Dividends on Preferred Stock                                             --            (106,000)
     Cash Dividends on Common Stock                                          (648,000)                 --
     Proceeds from Stock Options Exercised                                     13,000               3,000
                                                                         ------------        ------------
             Net Cash Provided by Financing Activities                        651,000          10,885,000
                                                                         ------------        ------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (13,444,000)          3,796,000
Cash and Cash Equivalents, Beginning of Period                             29,758,000          14,962,000
                                                                         ------------        ------------
Cash and Cash Equivalents, End of Period                                 $ 16,314,000        $ 18,758,000
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

NOTE 1:  OTHER REAL ESTATE

      A summary of activity in other real estate is as follows:

                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,1997
                                                         -----------------

Balance, beginning of period, net                           $ 2,211,000
  Transfer from loans                                           256,000
  Advances                                                      605,000
  Sales of properties                                          (687,000)
  Charge-offs or write-downs                                   (657,000)
  Decrease in valuation allowance, net                          400,000
                                                            -----------

Balance, end of period, net                                 $ 2,128,000
                                                            ===========

NOTE 2:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                SEPTEMBER 30      DECEMBER 31
                                                    1997              1996
                                                ------------      -----------

    Purchased Mortgage Servicing Rights            $ 54,000         $ 83,000
    Core Deposit Premiums                           580,000          665,000
    Premium on Purchased Home Equity
      Lines of Credit                                40,000          121,000
                                                   --------         --------
        Net Intangible Assets                      $674,000         $869,000
                                                   ========         ========

NOTE 3:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

      Major categories of Other Operating Expenses are as follows:

                                         NINE MONTHS ENDED             THREE MONTHS ENDED
                                           SEPTEMBER 30                   SEPTEMBER 30
                                       ------------------              ---------------

                                         1997         1996              1997          1996
                                         ----         ----              ----          ----
FDIC Assessment                    $   21,000     $   33,000      $    7,000       $    -
Legal                                 157,000        264,000          50,000          (8,000)
Bonding and Insurance                 113,000        168,000          48,000          56,000
Consulting Fees                       162,000        157,000          67,000          50,000
Credit Reports/Filing Fees             74,000         98,000          22,000          26,000
Examinations                          135,000        126,000          45,000          42,000
Postage & Freight                     118,000        107,000          46,000          27,000
Telephone                             148,000         99,000          48,000          20,000
Amortization - Intangibles            206,000        188,000          53,000          63,000
Automated Services                    122,000        116,000          30,000          49,000
Stationery & Printing                 203,000        178,000          67,000          62,000
Advertising                           163,000        168,000          78,000          76,000
Dues and Subscriptions                 47,000         44,000          18,000          14,000
Employee/Customer Rel.                 60,000         54,000          21,000          18,000
Directors' Fees                        98,000         89,000          33,000          28,000
MAC Fees                               89,000         89,000          31,000          30,000
All Others                            167,000         93,000          50,000          29,000
                                   ----------     ----------      ----------       ---------

                                   $2,083,000     $2,071,000      $  714,000       $ 582,000
                                   ==========     ==========      ==========       =========

NOTE 4:  AVERAGE COMMON SHARES OUTSTANDING

      Average common shares outstanding include both outstanding stock options which have exercise prices below that of the average prices of the common stock and performance-based stock options which are contingently issuable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Corporation's financial condition as of September 30, 1997 and results of operations for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

      GENERAL. Economic conditions in the Corporation's market area during the third quarter changed little from the previous quarter. Consumer loan delinquencies in New Jersey increased during the quarter especially among banks with significant credit card portfolios. Loan demand from developers of residential real estate remained the strongest sector of the market for the Corporation during the third quarter. The total volume of commercial and industrial loans and deposits appeared to have remained stagnant, with gains in market share achieved at the expense of the competition.

      The Corporation operates in a densely populated, highly competitive market area. Calling efforts by officers at all levels of the Corporation on businesses in its trade area have resulted in increased awareness of Ramapo's capabilities as well as in new depositors and borrowers. Because the Corporation is committed to providing a high level of personal service along with the latest technology, management believes that it is well-positioned to attract customers from rivals that were recently merged into out-of-state institutions. Thus far in 1997, the Corporation has introduced two new products aimed at retaining existing commercial customers and attracting new ones. The first is the Commercial Access product, which permits business customers to access their own account information via personal computer and initiate internal transfers, wire transfers and stop payment orders. The second is the Treasury Plus product, which sweeps excess demand deposits into a repurchase agreement account which pays a market rate of interest. Additionally, the Corporation's principal subsidiary, The Ramapo Bank ("Bank"), completed installation of a new teller terminal and processing system which should allow tellers to service their customers better. In August, the Bank opened a new branch in a neighboring town, Parsippany, where prospects for commercial business appear to be numerous.

      At September 30, 1997, total assets were $274,875,000 a $3.4 million (1.2%) increase over the December 31, 1996 total. Deposits grew only $284,000 (.1%) during the same period, while gross loans increased $4.2 million (2.5%). The major change in earning assets since year end is a $14.3 million (80.9%) decrease in federal funds sold which was largely offset by a $12.3 million (18.1%) increase in the securities portfolio.

      In general, banks in the Corporation's market area have had difficulty in attracting and retaining consumer deposits due to the high yields recently obtainable in mutual funds and other investment alternatives. The Corporation has also chosen not to compete for highly volatile certificates of deposit over $100,000, which make up only 2.6% of its deposit base at September 30, 1997.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Corporation and Bank meet all capital adequacy requirements to which they are subject as of September 30, 1997.

      As of September 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.

                                                       Actual
                                                  Amount     Ratio
                                                  ------     -----
As of September 30, 1997:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... $31,204,000   16.4%
    Bank ...................................... $28,730,000   15.2%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... $28,799,000   15.2%
    Bank ...................................... $26,332,000   13.9%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... $28,799,000   10.6%
    Bank ...................................... $26,332,000    9.7%


As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... $29,424,000   15.5%
    Bank ...................................... $26,831,000   14.2%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... $27,032,000   14.3%
    Bank ...................................... $24,446,000   12.9%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... $27,032,000   10.5%
    Bank ...................................... $24,446,000    9.5%


                                                                               For Capital
                                                                            Adequacy Purposes
                                                                Amount                               Ratio
                                                                ------                               -----
As of September 30, 1997:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $15,207,000     greater than or equal to 8.0%
    Bank ...................................... greater than or equal to  $15,169,000     greater than or equal to 8.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to   $7,604,000     greater than or equal to 4.0%
    Bank ...................................... greater than or equal to   $7,585,000     greater than or equal to 4.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... greater than or equal to  $10,895,000     greater than or equal to 4.0%
    Bank ...................................... greater than or equal to  $10,878,000     greater than or equal to 4.0%


As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $15,148,000     greater than or equal to 8.0%
    Bank ...................................... greater than or equal to  $15,106,000     greater than or equal to 8.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to   $7,574,000     greater than or equal to 4.0%
    Bank ...................................... greater than or equal to   $7,553,000     greater than or equal to 4.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... greater than or equal to  $10,321,000     greater than or equal to 4.0%
    Bank ...................................... greater than or equal to  $10,312,000     greater than or equal to 4.0%

                                                                            To Be Well Capitalized
                                                                           Under Prompt Corrective
                                                                              Action Provisions
                                                                Amount                               Ratio
                                                                ------                               -----
As of September 30, 1997:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $19,009,000    greater than or equal to 10.0%
    Bank ...................................... greater than or equal to  $18,961,000    greater than or equal to 10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $11,406,000    greater than or equal to  6.0%
    Bank ...................................... greater than or equal to  $11,377,000    greater than or equal to  6.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... greater than or equal to  $13,618,000    greater than or equal to  5.0%
    Bank ...................................... greater than or equal to  $13,598,000    greater than or equal to  5.0%


As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $18,935,000    greater than or equal to 10.0%
    Bank ...................................... greater than or equal to  $18,882,000    greater than or equal to 10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ............................... greater than or equal to  $11,361,000    greater than or equal to  6.0%
    Bank ...................................... greater than or equal to  $11,329,000    greater than or equal to  6.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ............................... greater than or equal to  $12,902,000    greater than or equal to  5.0%
    Bank ...................................... greater than or equal to  $12,889,000    greater than or equal to  5.0%

ASSET QUALITY


      The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. The restructured category consists of one loan where a concession was granted to the borrower prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". ORE consists entirely of loan collateral that has been formally repossessed. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations.

                                                 SEPTEMBER 30        December 31
                                                     1997                1996
                                                  ----------          ----------
Loans 30-89 days past due ..............          $1,030,000          $1,023,000
                                                  ==========          ==========

Nonaccrual loans:
  Commercial and commercial real
    estate .............................          $  582,000          $  886,000
  Residential real estate
    mortgage ...........................              55,000             104,000
  Installment ..........................             126,000              63,000
                                                  ----------          ----------
    Total nonaccrual loans .............             763,000           1,053,000
                                                  ----------          ----------

Loans past due 90 days or more:
  Commercial and commercial real
    estate .............................              10,000              46,000
  Residential real estate
    mortgage ...........................              91,000              61,000
  Installment ..........................              49,000              45,000
                                                  ----------          ----------
    Total loans past due 90 days
      or more ..........................             150,000             152,000
                                                  ----------          ----------

    Total nonperforming loans ..........          $  913,000          $1,205,000
                                                  ----------          ----------

Other real estate, net .................          $2,128,000          $2,211,000
                                                  ----------          ----------

Total nonperforming assets .............          $3,041,000          $3,416,000
                                                  ==========          ==========

Restructured loans .....................          $1,492,000          $1,540,000
                                                  ----------          ----------

Total nonperforming assets and
  restructured loans ...................          $4,533,000          $4,956,000
                                                  ==========          ==========

      The only loans 30-89 days past due that are considered to be potential problem loans are several small installment loans totaling $151,000. Management believes that the net carrying value of ORE at September 30, 1997 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

      ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At September 30, 1997, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $2,273,000 and $2,426,000 at September 30, 1997 and December 31, 1996, respectively, the amount of its commercial nonaccrual and restructured loan portfolios and other qualifying loans, if any, on those dates. Management believes the allowance for possible loan losses at September 30, 1997 of $4.6 million, or 508.4% of nonperforming loans and 2.7% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

      At September 30, 1997, the Corporation's liquidity consisted of cash and due from banks of $12.9 million, federal funds sold of $3.4 million and securities available for sale of $40.3 million. Management deems these amounts to be more than adequate to meet its short-term cash needs.

      The parent company held $2.5 million of cash and cash equivalents at the Bank at September 30, 1997. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

      Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

IMPACT OF NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", in February 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. The Statement becomes effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Corporation has elected not to disclose pro forma EPS amounts computed using this Statement in the notes to financial statements in periods prior to required adoption as is permitted.

      In June, 1997, the FASB issued two additional Statements. SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date and has not determined which financial statement will be utilized to display comprehensive income. The second Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date and has not determined if it has any reportable segments.

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

      NINE MONTHS ENDED SEPTEMBER 30, 1997. The Corporation recorded net income of $2,352,000 or $.28 per common share, as compared to $1,862,000, or $.23 per common share for the same period in 1996, an increase of $490,000 (26.3%). Net interest income increased $789,000 (8.6%) in 1997 versus 1996, total other income decreased $215,000 (11.7%) while total other expense decreased $195,000 (2.5%) from 1996 levels. The provision for possible loan losses increased $80,000 (28.6%) from 1996 to 1997.

      The increase in net interest income was entirely due to a $25.2 million (11.1%) increase in average earning assets, as the tax-equivalent net interest margin fell from 5.45% for the first nine months of 1996 to 5.35% for the same period in 1997. The increased volume was made possible by a $22.1 million (10.1%) increase in average deposits in 1997 as compared to 1996; about half of this increase is due to deposits acquired from another commercial bank and the opening of a new branch office, both of which occurred in the fourth quarter of 1996.

      Most of the decrease in total other income is due to the fact that during the first nine months of 1996 there were $281,000 of nonrecurring miscellaneous income items, primarily loan recoveries in excess of prior charge-offs. Total other expense decreased $195,000 (2.5%), due entirely to a $769,000 (77.6%) reduction in OREO expenses, especially valuation adjustments. These expenses decreased as the number of remaining ORE properties dwindled in 1997. Normal operating expenses, excluding ORE expenses, rose $574,000 (8.55%) in 1997 versus 1996, due in part to the opening of new branch offices in November, 1996 and August, 1997. See Note 3 of Notes to Consolidated Financial Statements for an analysis of changes in the remaining other expense accounts.

      THREE MONTHS ENDED SEPTEMBER 30, 1997. The $49,000 (6.4%) increase in net income in 1997 versus 1996 is directly the result of growth in net interest income, since other income declined slightly in the quarter while other expense increased $231,000 (9.9%).

      Net interest income rose $295,000 (9.5%) in 1997 as compared to 1996, largely the result of a $21.8 million (9.3%) increase in average earning assets. A small contribution was made by a three basis point increase in the tax-equivalent net interest margin.

      Other income decreased $29,000 (4.9%) in 1997 versus 1996, despite a $16,000 (20.5%) increase in brokerage commissions. The major reason for the decrease is that the third quarter of 1996 contained some $38,000 of nonrecurring miscellaneous income items, primarily loan recoveries in excess of prior charge-offs. The largest contributor to the increase in other expense is the expense related to operating two additional branches in 1997 as compared to 1996.

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

                                          RAMAPO FINANCIAL CORPORATION
                                          ----------------------------
                                                 (Registrant)




Date:   November 13, 1997                 By: /s/ Walter A. Wojcik, Jr.
      ----------------------                  -------------------------
                                                   Treasurer




Date:   November 13, 1997                 By: /s/ Mortimer J. O'Shea
      ----------------------                  ----------------------
                                                  President and CEO