Form 10-K
period 1997-12-31
RAMAPO FINANCIAL CORP
filed 1998-03-30
CIK 81893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____


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


       Registrant's telephone number, including area code: (973) 696-6100

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998, the aggregate market value of the 7,786,528 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $65.2 million based on the closing sales price of $8.375 per share of the registrant's Common Stock on March 13, 1998 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 13, 1998:  8,128,324

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1 - Business                               Pages 1 and 2 (To Our Shareholders),
                                                and Pages 5 thru 19 (Management's
                                                Discussion and Analysis of
                                                Consolidated Financial Condition and
                                                Results of Operations) of the Annual
                                                Report to Stockholders for the year
                                                ended December 31, 1997 (Exhibit
                                                13).

PART II

Item 6 - Selected Financial Data                Pages 3 and 4 of the Annual Report to
                                                Stockholders for the year ended
                                                December 31, 1997 (Exhibit 13).

Item 7 - Management's Discussion                Pages 5 thru 19 of the Annual
         and Analysis of Financial              Report to Stockholders for the year
         Condition and Results of Operations    ended December 31, 1997 (Exhibit 13).

Item 8 - Financial Statements and               Pages 20 thru 40 of the Annual Report
         Supplementary Data                     to Stockholders for the year ended
                                                December 31, 1997 (Exhibit 13).

PART III

Item 10- Directors and Executive                All or part of items 10, 11, 12 and 13
         Officers of the Registrant             are contained in the registrant's
                                                definitive Proxy Statement for its
Item 11- Executive Compensation                 1998 Annual Meeting of Stockholders
                                                to be filed with the Securities and
Item 12- Security Ownership of                  Exchange Commission pursuant to
         Certain Beneficial Owners              Regulation 14A.
         and Mangement

Item 13- Certain Relationships and
         Related Transactions

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 1997

                                                                                              Page No.
                                                                                              --------
PART I

Item 1.  Business                                                                                 4
Item 2.  Properties                                                                              17
Item 3.  Legal Proceedings                                                                       18
Item 4.  Submission of Matters to a Vote of Security Holders                                     18

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters                    19
Item 6.  Selected Financial Data                                                                 19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   19
Item 8.  Financial Statements and Supplementary Data                                             19
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure    19

PART III

Item 10. Directors and Executive Officers of the Registrant                                      20
Item 11. Executive Compensation                                                                  20
Item 12. Security Ownership of Certain Beneficial Owners and Management                          20
Item 13. Certain Relationships and Related Transactions                                          20

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                         20

SIGNATURES                                                                                       22

                                     PART I

Item 1.  Business.

Description of Business and Market Area

     Ramapo Financial Corporation ("Corporation") is a New Jersey bank holding company that owns all of the outstanding stock of The Ramapo Bank ("Bank"), a New Jersey state-chartered commercial bank. The Corporation and the Bank are headquartered in Wayne, Passaic County, New Jersey, and all of the Bank's eight offices are within 15 miles of its headquarters building. The Bank was founded in 1967 and became a subsidiary of the Corporation in 1974. The Corporation commenced operations in 1971 when it acquired ownership of Pilgrim State Bank ("Pilgrim"). In June 1993, the Corporation sold the principal banking assets and liabilities of Pilgrim. As a result, the Bank is the Corporation's principal subsidiary and its only remaining banking subsidiary. As of December 31, 1997, the Corporation had consolidated assets, deposits and stockholders' equity of $285.7 million, $249.8 million and $31.3 million, respectively.

     The Corporation considers its primary banking markets to be the Wayne area, in which five of its eight offices are located, and the cities of Butler, Clifton and Parsippany. The Bank also does business with customers in Essex, Morris and Passaic County communities that are contiguous to these markets.

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

     Butler is a small community north of Wayne with a 1990 population of 7,392 residents and numerous small businesses. Butler's average household income is $49,375. Clifton is an urban center with a 1990 population of 71,984 and a per household income that approximates the state average. The Bank's Clifton branch provides access to a large number of prospective commercial loan customers. Parsippany is a prosperous community of 48,478 located to the west of Wayne. It has an average household income of $53,092 and is the home to major corporations and small businesses alike.

     The Corporation is supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Bank is supervised by the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking ("State"), and its deposits are insured by the FDIC. The Corporation's executive offices are located at 64 Mountain View Boulevard, Wayne, New Jersey, and its main telephone number is (973) 696-6100.

General

     The Corporation is a one-bank holding company headquartered in Wayne, New Jersey whose primary operating subsidiary is the Bank. The Bank conducts a general commercial and retail community banking business and offers a full range of traditional deposit and lending services. Commercial services provided by the Bank include real estate mortgage loans, term loans, revolving credit arrangements, lines of credit, real estate construction loans, business checking and savings accounts, certificates of deposit, and repurchase agreement "sweep" accounts, as well as night depository, wire transfer, collection and deposit account access via personal computer services. The Bank also offers a full range of consumer banking services, including checking, savings, NOW and money market accounts, certificates of deposit, secured and unsecured loans, installment loans, home equity loans, safe deposit boxes, holiday club accounts, collection services, money orders and travelers checks. Automated teller machines at all branch locations plus telephone access to deposit account information provide convenience to consumers. The Bank makes brokerage services available to its customers through an affiliation with Invest Financial Corporation, an independent company. It also conducts limited trust activities.

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

Lending Activities

     Loan Portfolio. As of December 31, 1997, the Corporation's loans, net of unearned discount, represented 59.2% of its total assets. As of December 31, 1997, its loan portfolio consisted of approximately 65.4% commercial and commercial real estate loans, 6.2% commercial real estate construction loans, 3.7% residential real estate mortgage loans and 24.7% installment loans. At December 31, 1997, substantially all of the Bank's loans were to residents of and businesses located in northern New Jersey.

     Set forth below is selected data relating to the composition of the Corporation's loan portfolio by type of loan and type of security at the dates indicated. At December 31, 1997, the Corporation had no concentrations of loans exceeding 10% of total loans in addition to those disclosed below. See "--Loan Concentrations."


                                                                         At December 31,
                                   -------------------------------------------------------------------------------------------------
                                         1997                1996               1995                 1994                1993
                                   ----------------    ----------------    ----------------    ----------------    -----------------
                                     Amount     %       Amount      %       Amount      %       Amount      %       Amount      %
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   ------
                                                                        (Dollars in thousands)
Commercial and commercial real
  estate                           $110,589    65.4%   $105,819    64.1%   $ 96,469    60.1%   $101,292    61.7%   $114,889    61.6%
Commercial real estate
  construction                       10,553     6.2      10,949     6.6      15,177     9.5      18,462    11.2      29,695    15.9
Residential real estate
  mortgage (1)                        6,179     3.7       7,443     4.5       8,772     5.4      10,346     6.3       7,808     4.2
Installment                          41,785    24.7      40,859    29.8      40,128    25.0      34,211    20.8      34,211    18.3
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
    Total                          $169,106   100.0%   $165,070   100.0%   $160,546   100.0%   $164,311   100.0%   $186,603   100.0%
                                   ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

-----------
(1)  Excludes loans held for sale.

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

     The statutory legal limit for loans to one borrower applicable to the Bank is generally 15% of capital funds at the time the loan is closed, unless an exception is approved by the State. Such exceptions may be granted only in limited circumstances. At December 31, 1997 the Bank's legal lending limit was $5.0 million.

     It is the Bank's policy on purchase money mortgages to record a lien on the real estate securing the loan (whether commercial or residential) and to obtain title insurance which insures that the property is free of prior encumbrances. Borrowers also must obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, must obtain paid flood insurance policies. The properties securing the Bank's real estate loans are appraised by independent appraisers approved at least annually by the Board of Directors. For all commercial real estate loans of $50,000 or more, the Bank also requires that the loan officer and the Borrower complete an environmental questionnaire to determine if a Phase I or II environmental audit is necessary. On most residential first mortgage loans, borrowers also are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

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

     Commercial Lending. The Bank's commercial lending activities are directed to small and lower middle-market New Jersey-based businesses with $500,000 to $25 million in annual sales. The Bank's commercial borrowers consist primarily of firms engaged in manufacturing and distribution, service providers, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial loans are secured by the assets of the borrower, which may include accounts receivable, inventory, equipment and other business assets, such as real estate, and are guaranteed by the principals of the borrowers. The Bank's commercial loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow resulting from the borrower's business. For years prior to 1993, the Bank reported loans that were categorized as commercial real estate loans as part of its commercial loan portfolio.

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

     Residential Real Estate Lending. Prior to 1994, the Corporation and the Bank had engaged in mortgage origination, underwriting, servicing and document custodian services. Mortgage loans were sold in the secondary market with servicing retained. During the first quarter of 1994, the Corporation sold substantially all of its servicing rights and outsourced the origination of mortgage loans. The outsourcing arrangement has since expired.

     Installment Lending. The Bank's installment loans include new and used automobile loans, secured and unsecured personal loans, second mortgage loans and home equity lines of credit. Generally, personal loans have a four year term and new automobile installment loans have a maximum term of five years. Installment loans for the purchase of a used automobile have a maximum term of four years. Second mortgage loans have a maximum term of 20 years, while home equity lines of credit are revolving and payment terms are based on a 15 year amortization. The Bank will lend up to 80% of the purchase price of a new automobile and, with respect to used automobiles, 75% of the lesser of National Automobile Dealers Association (NADA) loan value or equivalent loan value or sales price if a purchase. For home equity lines of credit and second mortgage loans, the combination of all existing loans on the property plus the requested loan may not exceed 75% of the property's value. With respect to all automobile loans and home equity and second mortgage loans, the borrower is required to maintain hazard insurance naming the Bank as loss payee in an amount sufficient to repay the loan in full in the event of damage to the collateral. Loans secured by subordinate mortgages on real estate where the prior mortgage is $250,000 or greater, or where the loan amount exceeds $50,000, require approval either from the Department Supervisor, the in-charge lending Senior Vice President, President or Chairman of the Board.

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

     The  Bank's  loan  portfolio  has  certain   concentrations  of  affiliated
borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $31,245,000 and $32,605,000 at December 31, 1997 and 1996, respectively. The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate balance of $15,011,000 and $15,157,000 at December 31, 1997 and 1996, respectively. A majority of these loans is secured by first mortgages on commercial properties where third-party loan payments paid directly to the Bank are the primary source of repayment.

     A second relationship consists of loans primarily for the construction or renovation of condominium units, totaling $8,209,000 and $7,222,000 at December 31, 1997 and 1996, respectively.

     The third concentration involves loans to certain affiliated real estate development companies whose principal owners have had a longstanding relationship with the Bank. Outstanding balances for this group at December 31, 1997 and 1996 were $8,025,000 and $10,226,000, respectively. One commercial loan of $2.1 million from these concentrations became nonperforming subsequent to December 31, 1997.

Nonbank Subsidiaries

     RFC High Ridge, Inc., RFC Harmony Park, Inc., RFC National, Inc., RFC Center Plaza, Inc. and RFC High Debi Hills, Inc. were organized in 1991. RFC Jefferson, Inc. was organized in 1992 and RFC Deer Trail, Inc. was organized in 1993. Three of the above nonbank subsidiaries currently hold real estate or other collateral which was acquired through foreclosure of, or which was deeded in lieu of foreclosure from, previously contracted debt; the remainder are inactive. Another nonbank subsidiary, RFC CKN, Inc., was dissolved in 1997. Ramapo Investment Corporation was organized in 1986 for the purpose of holding certain investments of the Bank. All of these corporations are wholly-owned subsidiaries of the Bank.

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

Employees

     As of December 31, 1997, the Corporation and its subsidiaries had approximately 110 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Corporation considers its relationships with its employees to be good.

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

     The following is a brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank. A number of other statutes and regulations and governmental policies have an impact on their operations. The Corporation is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The following summary does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

     Bank Holding Company Regulation. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and, as such, is subject to regular examination, supervision and regulation by the Federal Reserve. The Corporation is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Corporation also is subject to regulation by the Department.

     A policy of the Federal Reserve requires the Corporation to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank. In addition, any loans by the Corporation to the Bank would be subordinate in right of payment to deposits and certain other indebtedness of the Bank. The Corporation, however, does not have significant financial resources apart from its investment in the Bank. The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies which require them to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

     Holding Company Activities. With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The Corporation's activities are subject to these legal and regulatory limitations under the Holding Company Act and related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Bank holding companies and their subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

     The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before such person or persons may acquire control of the Corporation or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. Federal Reserve regulations provide that an acquisition of voting securities of a bank holding company which results in a person or group which is acting in concert owning, controlling or holding the power to vote 10% or more or any class of voting securities of the bank holding company will be presumed to constitute the acquisition of control if the bank holding company has registered securities under the Securities Exchange Act of 1934 or if no other person will own, control or hold the power to vote a greater percentage of the class of voting securities immediately after the transaction.

     Holding Company Dividends and Stock Repurchases. The Federal Reserve has the power to prohibit bank holding companies from paying dividends if their actions are deemed to constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. The policy statement expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition.

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

      The FDIC and the State regularly examine the Bank's operations and condition, including capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and the Bank Insurance Fund ("BIF") and not the Corporation. The Bank is also required to furnish quarterly and annual reports to the FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Regulatory Capital Requirements."

     Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

     Bank Dividends. New Jersey law permits the Bank to declare a dividend only if, after payment of the dividends, its capital would be unimpaired and its remaining surplus would equal at least 50 percent of its capital. Under the FDIA, the Bank is prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, the Bank would fail to meet its regulatory capital requirements. Prior to March 21, 1996, the Bank operated under regulatory agreements with the FDIC and the State which affected the payment of dividends. From November, 1992 to May, 1995, the Order prohibited the Bank from paying dividends. From May, 1995 to March 21, 1996, the MOU required the Bank to obtain permission from the FDIC and the State before declaring and paying dividends. The MOU was terminated effective March 21, 1996. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIC from paying dividends or making other capital distributions without the FDIC's permission. See "--Holding Company Dividends and Stock Repurchases."

     Restrictions Upon Intercompany Transactions. The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Corporation and other affiliates. Such restrictions prevent the Corporation and its affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Such transactions by the Bank are generally limited in amount as to the Corporation and as to any other affiliate to 10% of the Bank's capital and surplus. As to the Corporation and all other affiliates such transactions are limited to an aggregate of 20% of the Bank's capital and surplus. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     Real Estate Lending Guidelines. Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or that are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable), loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     Deposit Insurance. Since the Bank is an FDIC member institution, its deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank is also required to pay semiannual deposit insurance premium assessments to the FDIC.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent during 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards:
(i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater;
(ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Effective January 1, 1996 the assessment rates ranged from 0.00% to 0.27% of deposits. Since July 1, 1995, the Bank has been deemed well capitalized for insurance assessment purposes. The Bank's deposit assessment rate for 1997 was 0.00%.

     The Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The rates, which change quarterly, established for the Bank for 1997 ranged from .01260% to .01300%. The rate for the first quarter of 1998 was set at .01256%.

     Standards for Safety and Soundness. Under FDICIA, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve and the FDIC, have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness which cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet any of these standards, when they are established, would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation believes the Bank meets all of the standards which have been adopted.

     Enforcement Powers. The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Corporation or its subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institutions.

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

     At December 31, 1997, the Corporation's total risk-based capital and leverage capital ratios were 16.5% and 10.5%, respectively. The minimum levels established by the regulators for these measures are 8.0% and 3.0%, respectively.

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

Item 2.  Properties.

     The following table sets forth the location of and certain additional information regarding the Corporation's offices at December 31, 1997. The Corporation owns all of its offices except as indicated.

                  Year     Total       Total      Net Book      Approximate
Branch           Opened  Deposits    Investment     Value      Square Footage
------           ------  --------    ----------   --------     --------------
                                (Dollars in thousands)

Main office      1980    $51,293     $ 1,701       $  979          23,000
Packanack        1967     52,145         664          319           4,000
Valley           1972     46,976         731          444           8,000
Clifton          1974     25,516          56            9(1)        2,000
North Haledon    1986(2)  20,688          58          -- (3)        2,000
Butler           1986(2)  41,435         240          113(3)        2,000
Fairfield        1996      7,768           4            2(3)        2,000
Parsippany       1997      3,939(4)      --           -- (3)        1,900

----------
(1)  Land lease.
(2)  Date acquired.
(3)  Leased.
(4)  Opened August, 1997

     The net book value of the Corporation's investment in premises and equipment totalled approximately $3.2 million at December 31, 1997. For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements contained in the Corporation's 1997 Annual Report to Stockholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     Dividend Policy. Commencing with the third quarter of 1996, the Corporation has declared quarterly dividends. Prior to these declarations, no dividend had been paid since February, 1992, when an annual dividend was paid. The payment of dividends in the future is predicated upon the continued profitable operations of the Corporation.

     All other required information is incorporated by reference to Page 42 of the Corporation's 1997 Annual Report to Stockholders.

Item 6.  Selected Financial Data.

     The required information is incorporated by reference to Pages 3 and 4 of the Corporation's 1997 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The required information is incorporated by reference to Pages 5 thru 19 of the Corporation's 1997 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data.

     A.   Financial Statements

     The required information is incorporated by reference to Pages 20 thru 40 of the Corporation's 1997 Annual Report to Stockholders.

                                                                     Page of
                                                                  Annual Report
                                                                 to Stockholders
                                                                 ---------------

Report of Independent Public Accountants                                 40

Ramapo Financial Corporation and Subsidiaries:
      Consolidated Balance Sheets                                        20
      Consolidated Statements of Income                                  21
      Consolidated Statements of Changes in Stockholders' Equity         22
      Consolidated Statements of Cash Flows                              23
      Notes to Consolidated Financial Statements (Notes 1 - 17)         24-39

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "ITEM 1--ELECTION OF DIRECTORS" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission is incorporated herein by reference.

Executive Officers Who Are Not Directors

     The following sets forth information with respect to executive officers of the Corporation who do not serve on the Board of Directors.

                        Age as of
Name                  March 31, 1998               Title
----                  --------------               -----
Walter A. Wojcik, Jr.       48        Treasurer of the Corporation and the Bank;
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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) List of Documents Filed as Part of this Report.

     (1) Financial Statements. The following consolidated financial statements are filed as a part of this report in Item 8 hereof:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

                                                              Page in
                                                              Sequentially
    No.     Description                                       Numbered Copy
    --      -----------                                       -------------
     3      Restated Certificate of Incorporation                24
    11      Statement re Computation of Per Share Earnings       29
    13      Annual Report to Security Holders                    30
    21      Subsidiaries of the Registrant                       75
    23      Consent of Independent Public Accountants            76
    27      Financial Data Schedule                              77

     (b) Reports on Form 8-K. The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 1997.

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

                                         RAMAPO FINANCIAL CORPORATION


March 27, 1998                           By: /s/ Mortimer J. O'Shea
                                             ----------------------
                                             Mortimer J. O'Shea, President and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mortimer J. O'Shea                          March 27, 1998
----------------------------------------
Mortimer J. O'Shea, Director,
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Walter A. Wojcik, Jr.                       March 27, 1998
----------------------------------------
Walter A. Wojcik, Jr.
Treasurer
(Principal Financial and Accounting Officer)


/s/ Victor C. Otley, Jr.                        March 27, 1998
----------------------------------------
Victor C. Otley, Jr.
Chairman of the Board


/s/ Erwin D. Knauer                             March 27, 1998
----------------------------------------
Erwin D. Knauer, Director
Senior Vice President


/s/ Donald W. Barney                            March 27, 1998
----------------------------------------
Donald W. Barney
Director


/s/ Richard S. Miller                           March 27, 1998
----------------------------------------
Richard S. Miller
Director

                                  EXHIBIT INDEX




     NO.     DESCRIPTION
     ---     -----------

      3      Restated Certificate of Incorporation
     11      Statement re Computation of Per Share Earnings
     13      Annual Report to Security Holders
     21      Subsidiaries of the Registrant
     23      Consent of Independent Public Accountants
     27      Financial Data Schedule