Form 10-Q
period 1998-03-31
RAMAPO FINANCIAL CORP
filed 1998-05-14
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                              -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

Commission file number   0-7806
                      -------------------------------------------------------


                          RAMAPO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                  22-1946561
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


  64 Mountain View Boulevard, Wayne, New Jersey               07470
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


                                 (973) 696-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                              Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


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

Common Stock $1.00 par value 8,133,324 shares at May 8, 1998.

                 RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                     Index

                                                                            PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
            March 31, 1998 and December 31, 1997
            (Unaudited)....................................................  3

            Consolidated Statements of Income
            for the Three Months Ended March 31,
            1998 and 1997 (Unaudited)......................................  4

            Consolidated Statement of Changes in
            Stockholders' Equity for the Three
            Months Ended March 31, 1998 and Year
            Ended December 31, 1997 (Unaudited)............................  5

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31,
            1998 and 1997 (Unaudited)......................................  6

            Notes to Consolidated Financial State-
            ments (Unaudited)............................................. 7-9


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.................................................10-17


PART II - OTHER INFORMATION

      ITEM 1 THROUGH ITEM 6..............................................18-19

SIGNATURES..................................................................20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                           March 31,       December 31,
                                                              1998             1997
                                                         -------------    -------------
ASSETS
     Cash and Cash Equivalents:
      Cash and Due From Banks                            $  11,942,000    $   9,550,000
      Federal Funds Sold                                    16,600,000       10,725,000
                                                         -------------    -------------
        Total Cash and Cash Equivalents                     28,542,000       20,275,000
     Securities:
      Available for Sale, at Fair Value                     64,293,000       48,556,000
      Held to Maturity, at Cost (Fair Value $40,901,000
        and $40,652,000)                                    40,682,000       40,438,000
     Loans                                                 164,576,000      169,106,000
      Less- Allowance for Possible Loan Losses               3,973,000        4,628,000
                                                         -------------    -------------
        Net Loans                                          160,603,000      164,478,000
     Premises and Equipment, net                             3,242,000        3,246,000
     Other Real Estate, net                                  2,303,000        2,192,000
     Other Assets, net                                       6,249,000        5,921,000
     Intangible Assets, net (Note 1)                           582,000          621,000
                                                         -------------    -------------
     TOTAL ASSETS                                        $ 306,496,000    $ 285,727,000
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
      Demand - Noninterest-Bearing                       $  66,935,000    $  60,367,000
             - Interest-Bearing                             41,029,000       34,546,000
      Savings                                               88,394,000       84,973,000
      Time                                                  63,726,000       62,372,000
      Certificates of Deposit over $100,000                  8,882,000        7,502,000
                                                         -------------    -------------
        Total Deposits                                     268,966,000      249,760,000
     Securities Sold Under Agreements to Repurchase          2,354,000        1,677,000
     Accrued Expenses and Other Liabilities                  3,313,000        2,993,000
                                                         -------------    -------------
        Total Liabilities                                  274,633,000      254,430,000

STOCKHOLDERS' EQUITY
     Common Stock                                            8,132,000        8,107,000
     Capital in Excess of Par Value                         12,963,000       12,901,000
     Retained Earnings                                      10,895,000       10,339,000
     Accumulated Other Comprehensive Loss                     (127,000)         (50,000)
                                                         -------------    -------------
        Total Stockholders' Equity                          31,863,000       31,297,000
                                                         -------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 306,496,000    $ 285,727,000
                                                         =============    =============

                       See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months Ended March 31
                                                       ---------------------------
                                                           1998         1997
                                                        ----------   ----------
INTEREST INCOME
     Loans, including Fees                              $3,545,000   $3,498,000
     Securities
          Taxable                                        1,287,000    1,026,000
          Nontaxable                                        82,000       35,000
     Federal Funds Sold                                    165,000      162,000
     Time Deposit with Bank                                     --       14,000
                                                        ----------   ----------
          TOTAL INTEREST INCOME                          5,079,000    4,735,000
                                                        ----------   ----------

INTEREST EXPENSE
     Savings and Interest-Bearing Demand Deposits          764,000      661,000
     Time Deposits and Certificates of Deposit
          over $100,000                                    904,000      851,000
     Other Borrowings                                       26,000           --
                                                        ----------   ----------
          TOTAL INTEREST EXPENSE                         1,694,000    1,512,000
                                                        ----------   ----------

NET INTEREST INCOME                                      3,385,000    3,223,000
     Provision for Possible Loan Losses                     75,000      120,000
                                                        ----------   ----------
NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE LOAN LOSSES                           3,310,000    3,103,000

OTHER INCOME
     Service Charges on Deposit Accounts                   342,000      343,000
     Loss on Securities Transactions, net                   (5,000)      (8,000)
     Brokerage Commissions                                 108,000       81,000
     Other Income                                          129,000       99,000
                                                        ----------   ----------
          TOTAL OTHER INCOME                               574,000      515,000
                                                        ----------   ----------

OTHER EXPENSES
     Salaries and Employee Benefits                      1,456,000    1,295,000
     Net Occupancy Expense                                 209,000      204,000
     Equipment Expense                                     169,000      171,000
     OREO Expense - Cost of Operations, net                 52,000       36,000
                  - Valuation Provisions                        --       60,000
     Other Operating Expenses (Note 2)                     698,000      706,000
                                                        ----------   ----------
          TOTAL OTHER EXPENSES                           2,584,000    2,472,000
                                                        ----------   ----------

INCOME BEFORE TAXES                                      1,300,000    1,146,000
     Provision for Income Taxes                            500,000      432,000
                                                        ----------   ----------
NET INCOME                                              $  800,000   $  714,000
                                                        ==========   ==========

Income per Common Share (Note 3):
     Basic                                              $     0.10   $     0.09
                                                        ==========   ==========
     Diluted                                            $     0.09   $     0.09
                                                        ==========   ==========

                    See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                          Accumulated
                                                                                                             Other
For the year ended December 31, 1997                                     Comprehensive     Retained      Comprehensive
     and three months ended March 31, 1998:                 Total            Income        Earnings           Loss
                                                        --------------------------------------------------------------
BALANCE, December 31, 1996                               $29,036,000                      $8,105,000        ($39,000)
Comprehensive income (Note 4)
     Net income                                            3,205,000      $3,205,000       3,205,000
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)         (11,000)        (11,000)                        (11,000)
                                                                         -----------
Comprehensive income                                                      $3,194,000
                                                                         ===========
Stock options exercised                                       38,000
Cash dividends, $.12 per share                              (971,000)                       (971,000)
Retirement of treasury stock
                                                         -----------                     -----------------------------
BALANCE, December 31, 1997                                31,297,000                      10,339,000         (50,000)
Comprehensive income (Note 4)
     Net income                                              800,000        $800,000         800,000
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)         (77,000)        (77,000)                        (77,000)
                                                                         -----------
Comprehensive income                                                        $723,000
                                                                         ===========
Stock options exercised                                       87,000
Cash dividends, $.03 per share                              (244,000)                       (244,000)
                                                         -----------                     -----------------------------
BALANCE, March 31, 1998                                  $31,863,000                     $10,895,000       ($127,000)
                                                         ===========                     =============================

                                                                           Capital
For the year ended December 31, 1997                        Common      in Excess of       Treasury
     and three months ended March 31, 1998:                  Stock        Par Value          Stock
                                                          ------------------------------------------
BALANCE, December 31, 1996                                $8,161,000     $13,103,000       ($294,000)
Comprehensive income (Note 4)
     Net income
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)


Comprehensive income


Stock options exercised                                       10,000          28,000
Cash dividends, $.12 per share
Retirement of treasury stock                                 (64,000)       (230,000)        294,000
                                                          ------------------------------------------
BALANCE, December 31, 1997                                 8,107,000      12,901,000              --
Comprehensive income (Note 4)
     Net income
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)


Comprehensive income


Stock options exercised                                       25,000          62,000
Cash dividends, $.03 per share

                                                          ------------------------------------------
BALANCE, March 31, 1998                                   $8,132,000     $12,963,000              --
                                                          ==========================================

Disclosure of reclassification amount:                                     Three
                                                           Year Ended   Months Ended
                                                            12/31/97      03/31/98
                                                         ---------------------------
Unrealized holding losses arising during period             ($19,000)       ($80,000)
Less:  reclassification adjustment for losses
           included in net income                              8,000           3,000
                                                         ---------------------------
Net unrealized losses on securities                         ($11,000)       ($77,000)
                                                         ===========================

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        Three Months Ended
                                                                             March 31
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
Cash Flows from Operating Activities:
     Net Income                                                    $    800,000    $    714,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization of Premises and Equipment        141,000         153,000
         Amortization of Intangible Assets                               39,000          78,000
         Amortization (Accretion) of Securities Discount, net             1,000         (29,000)
         Provision for Possible Loan Losses                              75,000         120,000
         Provision for Possible Losses on Other Real Estate, net             --          60,000
         Loss on Securities Transactions, net                             5,000           8,000
         (Increase) Decrease in Interest Receivable                     (44,000)        133,000
         Increase in Accrued Expenses and Other Liabilities             320,000          57,000
         Increase in Other Assets                                      (233,000)        (36,000)
                                                                   ------------    ------------
          Net Cash Provided by Operating Activities                   1,104,000       1,258,000
                                                                   ------------    ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
         Proceeds from Maturities                                     2,523,000          11,000
         Proceeds from Sales/Calls Prior to Maturity                  1,490,000       1,965,000
         Purchases                                                  (19,876,000)     (4,988,000)
     Securities Held to Maturity:
         Proceeds from Maturities                                     1,513,000       2,025,000
         Proceeds from Calls Prior to Maturity                        2,540,000       1,000,000
         Purchases                                                   (4,306,000)    (10,945,000)
     Decrease in Loans Outstanding, net                               3,800,000       4,156,000
     Capital Expenditures                                              (137,000)        (59,000)
     Advances Made on Other Real Estate                                (111,000)       (176,000)
     Proceeds from Sale of Other Real Estate                                 --         254,000
                                                                   ------------    ------------
          Net Cash Used in Investing Activities                     (12,564,000)     (6,757,000)
                                                                   ------------    ------------

Cash Flows from Financing Activities:
     Increase (Decrease) in Total Deposits, net                      19,206,000      (3,909,000)
     Increase in Short-Term Borrowings, net                             677,000              --
     Cash Dividends on Common Stock                                    (243,000)       (162,000)
     Proceeds from Stock Options Exercised                               87,000           9,000
                                                                   ------------    ------------
          Net Cash Provided by (Used in) Financing Activities        19,727,000      (4,062,000)
                                                                   ------------    ------------

Net (Decrease) Increase in Cash and Cash Equivalents                  8,267,000      (9,561,000)
Cash and Cash Equivalents, Beginning of Period                       20,275,000      29,758,000
                                                                   ------------    ------------
Cash and Cash Equivalents, End of Period                           $ 28,542,000    $ 20,197,000
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


NOTE 1: INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                    March 31        December 31
                                                      1998             1997
                                                    --------         --------
    Purchased Mortgage Servicing Rights             $ 33,000         $ 43,000
    Core Deposit Premiums                            549,000          565,000
    Premium on Purchased Home Equity
      Lines of Credit                                   -              13,000
                                                    --------         --------
        Net Intangible Assets                       $582,000         $621,000
                                                    ========         ========

NOTE 2: SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION


      Major categories of Other Operating Expenses are as follows:

                                                      Three Months Ended
                                                           March 31
                                                 --------------------------
                                                     1998             1997
                                                     ----            -----
    FDIC Fees                                    $   7,000        $   7,000
    Legal                                           39,000           60,000
    Bonding and Insurance                           37,000           41,000
    Consulting Fees                                 60,000           55,000
    Credit Reports/Filing Fees                      32,000           24,000
    Examinations                                    36,000           45,000
    Postage & Freight                               48,000           33,000
    Telephone                                       47,000           45,000
    Amortization - Intangibles                      39,000           78,000
    Automated Services                              33,000           40,000
    Stationery & Printing                           67,000           69,000
    Advertising                                     67,000           41,000
    Dues and Subscriptions                          18,000           15,000
    Employee/Customer Relations                     18,000           14,000
    Reimbursements                                  31,000           25,000
    ATM MAC Fees                                    29,000           27,000
    Directors Fees                                  31,000           30,000
    All Other                                       59,000           57,000
                                                 ---------        ---------

                                                 $ 698,000        $ 706,000
                                                 =========        =========

NOTE 3: INCOME PER COMMON SHARE

      Basic income per common share for the three months ended March 31, 1998 and 1997 was calculated by dividing net income for the respective periods by weighted average shares outstanding of 8,122,260 and 8,097,874, respectively.

      Diluted income per common share gives effect to outstanding stock options granted to employees and nonemployee directors. Weighted average shares used in this calculation for the three months ended March 31, 1998 and 1997 were 8,553,117 and 8,307,205, respectively.

NOTE 4: OTHER COMPREHENSIVE INCOME

      The tax effect of other comprehensive income is as follows:


                                                                            Net-of-
                                             Before-Tax        Tax            Tax
Three months ended March 31, 1998:             Amount        Benefit         Amount
                                             ---------       -------        --------
Unrealized losses on securities:
  Unrealized holding losses
    arising during period................    $(134,000)      $54,000        $(80,000)
  Less:  reclassification
           adjustments for losses
           realized in net income..........      5,000        (2,000)          3,000
                                             ---------       -------        --------
  Net unrealized losses....................   (129,000)       52,000         (77,000)
                                             ---------       -------        --------
Other comprehensive income.................  $(129,000)      $52,000        $(77,000)
                                             =========       =======        ========

                                              Before-                       Net-of-
                                                Tax           Tax             Tax
Year ended December 31, 1997:                  Amount        Benefit         Amount
                                             ---------       -------        --------
Unrealized losses on securities:
  Unrealized holding losses
    arising during period..................  $ (31,000)      $12,000        $(19,000)
  Less:  reclassification
          adjustments for losses
          realized in net income...........     14,000        (6,000)          8,000
                                             ---------       -------        --------
  Net unrealized losses....................    (17,000)        6,000         (11,000)
                                             ---------       -------        --------
Other comprehensive income.................  $ (17,000)      $ 6,000        $(11,000)
                                             =========       =======        ========

Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations

      The following discussion and analysis of the Corporation's financial condition as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for any other period.

Financial Condition and Recent Operating Environment

      General. A healthy economy spurred business activity in the Corporation's market area during the first quarter of 1998. The mild winter, coupled with low mortgage rates, led to a strong and active residential real estate market. This was partially responsible for the deposit growth experienced by the Corporation in the quarter as the law firms serviced by the Corporation maintained higher deposit balances. Weak commercial loan demand, normal for this time of year and higher than normal loan prepayments were responsible for the drop in loan outstandings during the quarter.

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

      The Corporation is pleased with the reception from its business customers to the introduction last year of Commercial Access and Treasury Plus. These cash management products demonstrate that technology-dependent services are not the exclusive domain of large institutions. The Corporation is also pleased at the growth experienced by its two newest offices, Fairfield and Parsippany, which were opened in August, 1996 and September, 1997, respectively. These branch offices now cover the cost of their operation and have excellent potential for further growth.

      At March 31, 1998, the Corporation's total assets reached $306.5 million, a $20.8 million (7.3%) increase over the December 31, 1997 total. This growth was primarily due to a $19.2 million (7.7%) rise in deposits during the same period. The deposit growth and a $4.5 million (2.7%) decline in gross loans outstanding during the quarter provided the funding for the $16.0 million (18.0%) increase in the securities portfolio and the $5.9 million (54.8%) rise in federal funds sold.

      As was mentioned earlier, business activity in the real estate sector was one factor that led to higher deposit balances. The success of the Corporation's new branches in attracting deposits is another reason for that growth. Although certificates of deposit over $100,000 increased $1.4 million during the quarter, they represent only 3.3% of total deposits.

Regulatory Capital

      The Corporation and The Ramapo Bank ("Bank") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that if undertaken could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank each must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which they are subject as of March 31, 1998.

      As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier l risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.

                                                                                                             To Be Well Capitalized
                                                                                         For Capital         Under Prompt Corrective
                                                                     Actual           Adequacy Purposes         Action Provisions
                                                             -------------------   ---------------------     -----------------------
                                                               Amount      Ratio      Amount      Ratio          Amount      Ratio
                                                               ------      -----      ------      -----          ------      -----
As of March 31, 1998:
  Total Capital (to Risk-Weighted Assets):
    Corporation ..........................................   $32,642,000   16.3%   >=$16,005,000  >=8.0%     >=$20,006,000  >=10.0%
    Bank .................................................   $30,149,000   15.1%   >=$15,953,000  >=8.0%     >=$19,941,000  >=10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..........................................   $30,123,000   15.1%   >= $8,002,000  >=4.0%     >=$12,003,000  >= 6.0%
    Bank .................................................   $27,639,000   13.9%   >= $7,976,000  >=4.0%     >=$11,964,000  >= 6.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..........................................   $30,123,000   10.4%   >=$11,564,000  >=4.0%     >=$14,455,000  >= 5.0%
    Bank .................................................   $27,639,000    9.6%   >=$11,550,000  >=4.0%     >=$14,438,000  >= 5.0%


As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets):
    Corporation ..........................................   $31,854,000   16.5%   >=$15,417,000  >=8.0%     >=$19,271,000  >=10.0%
    Bank .................................................   $29,405,000   15.3%   >=$15,377,000  >=8.0%     >=$19,221,000  >=10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..........................................   $29,417,000   15.3%   >= $7,708,000  >=4.0%     >=$11,563,000  >= 6.0%
    Bank .................................................   $26,975,000   14.0%   >= $7,688,000  >=4.0%     >=$11,533,000  >= 6.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..........................................   $29,417,000   10.5%   >=$11,234,000  >=4.0%     >=$14,042,000  >= 5.0%
    Bank .................................................   $26,975,000    9.6%   >=$11,219,000  >=4.0%     >=$14,024,000  >= 5.0%

Asset Quality


      The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans and nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful.
As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. ORE includes both loan collateral that has been formally repossessed and collateral that is in the Bank's possession and under its control without legal transfer of title. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. Such loans, in which a concession was granted to the borrower related to the borrower's financial difficulties that the Corporation would not otherwise consider, are reported as impaired loans. For a discussion of impaired loans see "Allowance for Possible Loan Losses" below.

                                            March 31    December 31
                                              1998         1997
                                           ----------   ----------
Loans 30-89 days past due ..............   $1,478,000   $3,256,000
                                           ==========   ==========
Nonaccrual loans:
  Commercial and commercial real
    estate .............................   $1,513,000   $  490,000
  Residential real estate
    mortgage ...........................      195,000      211,000
  Installment ..........................           --       44,000
                                           ----------   ----------
    Total nonaccrual loans .............    1,708,000      745,000
                                           ----------   ----------
Loans past due 90 days or more:
  Commercial and commercial real
    estate .............................           --        8,000
  Residential real estate
    mortgage ...........................      116,000      104,000
  Installment ..........................        2,000           --
                                           ----------   ----------
    Total loans past due 90 days
      or more ..........................      118,000      112,000
                                           ----------   ----------
    Total nonperforming loans ..........   $1,826,000   $  857,000
                                           ----------   ----------
Other real estate, net .................   $2,303,000   $2,192,000
                                           ----------   ----------
Total nonperforming assets .............   $4,129,000   $3,049,000
                                           ==========   ==========

      The only loans 30-89 days past due that are considered to be potential problem loans are several small installment loans totaling $79,000 and one commercial loan of $239,000. The increase in commercial nonaccrual loans is due to a problem with one loan of $2.2 million. This loan, part of a $15.0 million concentration to a group of affiliated borrowers, was deemed to be impaired in March, 1998. Approximately one-half of the loan was placed on nonaccrual status and the remainder was charged off. Five loans totaling $10.4 million of this relationship are secured by first mortgages in which payments are received directly from third party tenants; all such loans are current and performing in accordance with their terms. With the exception of the $239,000 disclosed above as a potential problem loan, the remaining $2.4 million of loans are also current and performing in accordance with their terms. Management believes that the net carrying value of ORE at March 31, 1998 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

      Allowance for Possible Loan Losses. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At March 31, 1998, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $3,170,000 and $2,164,000 at March 31, 1998 and December 31, 1997, respectively, the amount of its commercial nonaccrual and other qualifying loans that are performing in accordance with their restructured terms on those dates. Management believes the allowance for possible loan losses at March 31, 1998 of $4.0 million, or 217.6% of nonperforming loans and 2.4% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

Liquidity

      At March 31, 1998, the Corporation's liquidity consisted of cash and due from banks of $11.9 million, federal funds sold of $16.6 million and securities available for sale of $64.3 million. In addition, the Bank has in place both unsecured and secured borrowing lines of credit. Management deems these amounts to be more than adequate to meet its short-term cash needs.

      The parent company held $2.9 million of cash and cash equivalents at the Bank at March 31, 1998. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

      Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

Impact of New Accounting Standards

      In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date and has not determined if it has any reportable segments.

      The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in February, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement becomes effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The Corporation has elected not to adopt this statement prior to its effective date and has not determined the effect, if any, on its current disclosures.

Year 2000

      The Corporation utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. During 1997, senior management embarked on a project to determine the full scope and related costs of this problem to insure that the Corporation's systems continue to meet its internal needs and those of its customers. The project is currently in the testing phase which should be completed by December 31, 1998. Costs related to this project to date have not been material.

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

      Three Months Ended March 31, 1998. The Corporation recorded net income of $800,000, or $.09 per diluted common share, for the first three months of 1998 as compared to $714,000, or $.09 per diluted common share for the same period in 1997. On a pre-tax basis, net income increased $154,000 (13.4%) in 1998 versus 1997, largely due to an increase in net interest income.

      Net interest income rose $162,000 (5.0%) in 1998 as compared to 1997 due to an increase in the average volume of earning assets; the tax-equivalent net interest margin fell from 5.31% in the first quarter of 1997 to 5.08% in the first quarter of 1998. The increased earning asset volume was made possible by a $19.8 million (8.5%) increase in average deposits in 1998 versus 1997.

      A lower provision for possible loan losses contributed $45,000 to pre-tax earnings in 1998, while other income added another $59,000 (11.5%). Almost half of the increase in other income was due to a $27,000 (33.3%) rise in brokerage commissions. All of these increases were offset in part by a $112,000 (4.5%) increase in other expenses. Salaries and employee benefits rose $161,000 in the first quarter of 1998 versus the same quarter in 1997, $55,000 of which was due to recognizing a higher value for certain stock options; the remainder was due to higher benefit expenses plus the cost of staffing the Parsippany branch office, which opened in September, 1997.

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

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Corporation's 1998 annual meeting of stockholders was held on April 27, 1998. The sole item of business was the election of two directors of the Corporation.

      In accordance with the nominations described in the Corporation's definitive Proxy Statement dated March 21, 1998, previously filed with the Commission, the two (2) individuals named therein for reelection at the annual meeting, Donald W. Barney and Richard S. Miller, were reelected for three year terms expiring in 2001. The results of the balloting for the election of Directors were as follows:

                                                                 Abstentions and
        Name       Term of Office   Votes For   Votes Withheld   Broker Non-Votes
        ----       --------------   ---------   --------------   ----------------
Donald W. Barney     Three Years    7,180,124       48,483            0
Richard S. Miller    Three Years    7,170,810       57,797            0


      The names of the Corporation's five other directors, and the years in which their respective terms will expire, are as follows: Erwin D. Knauer
      (1999), James R. Kaplan (1999), Louis S. Miller (2000), Mortimer J. O'Shea
      (2000), and Victor C. Otley, Jr. (2000).

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


                          RAMAPO FINANCIAL CORPORATION
                          ----------------------------
                                  (Registrant)



Date:   May 14, 1998          By: /s/  Walter A. Wojcik, Jr.
      ---------------             --------------------------
                                       Treasurer



Date:   May 14, 1998          By: /s/  Mortimer J. O'Shea
      ---------------             -----------------------
                                       President and CEO