Form 10-Q
period 1998-06-30
RAMAPO FINANCIAL CORP
filed 1998-08-14
CIK 81893

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    JUNE 30, 1998



         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ TO _______________________



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


                                 (973) 696-6100
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE

         (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $1.00 par value 8,140,949 shares outstanding at August 7, 1998.

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

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                  June 30, 1998 and December 31, 1997
                  (Unaudited)..................................................................................  3

                  Consolidated Statements of Income
                  for the Six Months Ended June 30,
                  1998 and 1997 (Unaudited)....................................................................  4

                  Consolidated Statements of Income
                  for the Three Months Ended June 30,
                  1998 and 1997 (Unaudited)....................................................................  5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Six
                  Months Ended June 30, 1998  and Year
                  Ended December 31, 1997 (Unaudited)..........................................................  6

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1998 and 1997 (Unaudited)....................................................................  7

                  Notes to Consolidated Financial Statements (Unaudited) .....................................8-10


         ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS..............................................................................11-19

PART II - OTHER INFORMATION
         ITEM 1 THROUGH ITEM 6..................................................................................20

SIGNATURES......................................................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         June 30           December 31
                                                                          1998                 1997
                                                                          ----                 ----
ASSETS
       Cash and Cash Equivalents:
            Cash and Due From Banks                                  $  12,146,000        $   9,550,000
            Federal Funds Sold                                          13,450,000           10,725,000
                                                                     -------------        -------------
                 Total Cash and Cash Equivalents                        25,596,000           20,275,000
       Securities:
            Available for Sale, at Fair Value                           75,212,000           48,556,000
            Held to Maturity, at Cost (Fair Value $48,359,000           48,122,000           40,438,000
                 and $40,652,000)
       Loans                                                           163,221,000          169,106,000
            Less- Allowance for Possible Loan Losses                     4,114,000            4,628,000
                                                                     -------------        -------------
                 Net Loans                                             159,107,000          164,478,000
       Premises and Equipment, net                                       3,127,000            3,246,000
       Other Real Estate, net                                            2,069,000            2,192,000
       Other Assets, net                                                 6,368,000            5,921,000
       Intangible Assets, net (Note 1)                                     556,000              621,000
                                                                     -------------        -------------
       TOTAL ASSETS                                                  $ 320,157,000        $ 285,727,000
                                                                     =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
            Demand - Noninterest-Bearing                             $  63,122,000        $  60,367,000
                   - Interest-Bearing                                   44,154,000           34,546,000
            Savings                                                     97,395,000           84,973,000
            Time                                                        63,921,000           62,372,000
            Certificates of Deposit over $100,000                        8,173,000            7,502,000
                                                                     -------------        -------------
                 Total Deposits                                        276,765,000          249,760,000
       Securities Sold Under Agreements to Repurchase                    7,544,000            1,677,000
       Accrued Expenses and Other Liabilities                            3,267,000            2,993,000
                                                                     -------------        -------------
                 Total Liabilities                                     287,576,000          254,430,000

STOCKHOLDERS' EQUITY
       Common Stock                                                      8,139,000            8,107,000
       Capital in Excess of Par Value                                   12,984,000           12,901,000
       Retained Earnings                                                11,457,000           10,339,000
       Accumulated Other Comprehensive Income (Loss)                         1,000              (50,000)
                                                                     -------------        -------------
                 Total Stockholders' Equity                             32,581,000           31,297,000
                                                                     -------------        -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 320,157,000        $ 285,727,000
                                                                     =============        =============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Six Months Ended June 30
                                                                1998                 1997
                                                                ----                 ----
INTEREST INCOME
       Loans, including Fees                               $  7,070,000         $  7,070,000
       Securities:
            Taxable                                           2,891,000            2,200,000
            Nontaxable                                          173,000               81,000
       Federal Funds Sold                                       324,000              262,000
       Time Deposit with Bank                                        --               29,000
                                                           ------------         ------------
            TOTAL INTEREST INCOME                            10,458,000            9,642,000
                                                           ------------         ------------

INTEREST EXPENSE
       Savings and Interest-Bearing Demand Deposits           1,603,000            1,344,000
       Time Deposits and Certificates of Deposit
            over $100,000                                     1,839,000            1,712,000
       Other Borrowings                                         110,000                   --
                                                           ------------         ------------
            TOTAL INTEREST EXPENSE                            3,552,000            3,056,000
                                                           ------------         ------------

NET INTEREST INCOME                                           6,906,000            6,586,000
       Provision for Possible Loan Losses                       150,000              240,000
                                                           ------------         ------------
NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                              6,756,000            6,346,000

OTHER INCOME
       Service Charges on Deposit Accounts                      692,000              695,000
       Losses on Securities Transactions                        (20,000)             (14,000)
       Brokerage Commissions                                    230,000              185,000
       Other Income                                             254,000              197,000
                                                           ------------         ------------
            TOTAL OTHER INCOME                                1,156,000            1,063,000
                                                           ------------         ------------

OTHER EXPENSES
       Salaries and Employee Benefits                         2,887,000            2,633,000
       Net Occupancy Expense                                    419,000              431,000
       Equipment Expense                                        341,000              343,000
       Other Operating Expenses (Note 2)                      1,525,000            1,548,000
                                                           ------------         ------------
            TOTAL OTHER EXPENSES                              5,172,000            4,955,000
                                                           ------------         ------------

INCOME BEFORE TAXES                                           2,740,000            2,454,000
       Provision for Income Taxes                             1,053,000              918,000
                                                           ------------         ------------
NET INCOME                                                 $  1,687,000         $  1,536,000
                                                           ============         ============

NET INCOME PER COMMON SHARE (NOTE 3):
       Basic                                               $       0.21         $       0.19
                                                           ============         ============
       Diluted                                             $       0.20         $       0.18
                                                           ============         ============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended June 30
                                                               1998                1997
                                                               ----                ----
INTEREST INCOME
       Loans, including Fees                               $ 3,525,000         $ 3,572,000
       Securities:
            Taxable                                          1,604,000           1,174,000
            Nontaxable                                          91,000              46,000
       Federal Funds Sold                                      159,000             100,000
       Time Deposit with Bank                                       --              15,000
                                                           -----------         -----------
            TOTAL INTEREST INCOME                            5,379,000           4,907,000
                                                           -----------         -----------

INTEREST EXPENSE
       Savings and Interest-Bearing Demand Deposits            839,000             683,000
       Time Deposits and Certificates of Deposit
            over $100,000                                      935,000             861,000
       Other Borrowings                                         84,000                  --
                                                           -----------         -----------
            TOTAL INTEREST EXPENSE                           1,858,000           1,544,000
                                                           -----------         -----------

NET INTEREST INCOME                                          3,521,000           3,363,000
       Provision for Possible Loan Losses                       75,000             120,000
                                                           -----------         -----------
NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                             3,446,000           3,243,000

OTHER INCOME
       Service Charges on Deposit Accounts                     350,000             352,000
       Losses on Securities Transactions                       (15,000)             (6,000)
       Brokerage Commissions                                   122,000             104,000
       Other Income                                            125,000              98,000
                                                           -----------         -----------
            TOTAL OTHER INCOME                                 582,000             548,000
                                                           -----------         -----------

OTHER EXPENSES
       Salaries and Employee Benefits                        1,431,000           1,338,000
       Net Occupancy Expense                                   210,000             227,000
       Equipment Expense                                       172,000             172,000
       Other Operating Expenses (Note 2)                       775,000             746,000
                                                           -----------         -----------
            TOTAL OTHER EXPENSES                             2,588,000           2,483,000
                                                           -----------         -----------

INCOME BEFORE TAXES                                          1,440,000           1,308,000
       Provision for Income Taxes                              553,000             486,000
                                                           -----------         -----------
NET INCOME                                                 $   887,000         $   822,000
                                                           ===========         ===========

NET INCOME PER COMMON SHARE (NOTE 3):
       Basic                                               $      0.11         $      0.10
                                                           ===========         ===========
       Diluted                                             $      0.10         $      0.10
                                                           ===========         ===========

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




For the year ended December 31, 1997                                               Comprehensive          Retained
     and six months ended June 30, 1998:                            Total              Income             Earnings
                                                                 ----------------------------------------------------
BALANCE, DECEMBER 31, 1996                                       $29,036,000                             $8,105,000
Comprehensive income (Note 4):
     Net income                                                    3,205,000         $3,205,000           3,205,000
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)                 (11,000)           (11,000)
                                                                                     ----------
             Comprehensive income                                                    $3,194,000
                                                                                     ==========
Stock options exercised                                               38,000
Cash dividends, $.12 per share                                      (971,000)                              (971,000)
Retirement of treasury stock
                                                                 -----------                             ------------
BALANCE, DECEMBER 31, 1997                                        31,297,000                             10,339,000
Comprehensive income (Note 4):
     Net income                                                    1,687,000         $1,687,000           1,687,000
     Unrealized gains on securities, net of re-
          classification adjustment (see disclosure)                  51,000             51,000
                                                                                     ----------
             Comprehensive income                                                    $1,738,000
                                                                                     ==========
Stock options exercised                                              115,000
Cash dividends, $.07 per share                                      (569,000)                              (569,000)
                                                                 -----------                             ------------
BALANCE, JUNE 30, 1998                                           $32,581,000                            $11,457,000
                                                                 ===========                             ============


DISCLOSURE OF RECLASSIFICATION AMOUNT:                                                   Six
                                                                    Year Ended        Months Ended
                                                                     12/31/97           6/30/98
                                                                 ----------------------------------
Unrealized holding (losses) gains arising during period             ($19,000)           $39,000
Less:  reclassification adjustment for losses
           included in net income                                      8,000             12,000
                                                                    ---------------------------
Net unrealized (losses) gains on securities                         ($11,000)           $51,000
                                                                    ===========================



                                                                  Accumulated
                                                                    Other                             Capital
For the year ended December 31, 1997                             Comprehensive       Common         in Excess of        Treasury
     and six months ended June 30, 1998:                         Income (Loss)       Stock            Par Value           Stock
                                                                 -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                         ($39,000)       $8,161,000        $13,103,000        ($294,000)
Comprehensive income (Note 4):
     Net income
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)                (11,000)

             Comprehensive income

Stock options exercised                                                                10,000             28,000
Cash dividends, $.12 per share
Retirement of treasury stock                                                          (64,000)          (230,000)         294,000
                                                                 ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                          (50,000)        8,107,000         12,901,000               --
Comprehensive income (Note 4):
     Net income
     Unrealized gains on securities, net of re-
          classification adjustment (see disclosure)                 51,000

             Comprehensive income

Stock options exercised                                                                32,000             83,000
Cash dividends, $.07 per share
                                                                 ----------------------------------------------------------------
BALANCE, JUNE 30, 1998                                               $1,000        $8,139,000        $12,984,000         $     --
                                                                 ================================================================


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                       1998                1997
                                                                                       ----                ----
Cash Flows from Operating Activities:
     Net Income                                                                  $  1,687,000         $  1,536,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
           Depreciation and Amortization of Premises and Equipment                    283,000              299,000
           Amortization of Intangible Assets                                           65,000              153,000
           Amortization (Accretion) of Securities Premium (Discount), net              35,000              (55,000)
           Provision for Possible Loan Losses                                         150,000              240,000
           Provision for Possible Losses on Other Real Estate, net                         --              115,000
           Gain on Sale of Other Real Estate                                          (20,000)                  --
           Loss on Securities Transactions, net                                        20,000               14,000
           Increase in Interest Receivable                                           (291,000)             (34,000)
           Increase in Accrued Expenses and Other Liabilities                         192,000              591,000
           Increase in Other Assets                                                  (190,000)            (286,000)
                                                                                 ------------         ------------
             Net Cash Provided by Operating Activities                              1,931,000            2,573,000
                                                                                 ------------         ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
           Proceeds from Maturities                                                 4,826,000            1,116,000
           Proceeds from Sales/Calls Prior to Maturity                              5,469,000            8,108,000
           Purchases                                                              (36,911,000)          (8,618,000)
     Securities Held to Maturity:
           Proceeds from Maturities                                                 5,301,000            2,131,000
           Proceeds from Calls Prior to Maturity                                    2,540,000            1,000,000
           Purchases                                                              (15,535,000)         (17,032,000)
     Decrease (Increase) in Loans Outstanding, net                                  5,221,000           (1,432,000)
     Capital Expenditures                                                            (164,000)            (243,000)
     Advances Made on Other Real Estate                                              (142,000)            (271,000)
     Proceeds from Sale of Other Real Estate                                          285,000              556,000
     Other                                                                                 --              (10,000)
                                                                                 ------------         ------------
             Net Cash Used in Investing Activities                                (29,110,000)         (14,695,000)
                                                                                 ------------         ------------

Cash Flows from Financing Activities:
     Increase in Total Deposits, net                                               27,005,000            3,693,000
     Increase in Short-Term Borrowings, net                                         5,867,000                2,000
     Cash Dividends on Common Stock                                                  (487,000)            (405,000)
     Proceeds from Stock Options Exercised                                            115,000                9,000
                                                                                 ------------         ------------
             Net Cash Provided by Financing Activities                             32,500,000            3,299,000
                                                                                 ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                5,321,000           (8,823,000)
Cash and Cash Equivalents, Beginning of Period                                     20,275,000           29,758,000
                                                                                 ------------         ------------
Cash and Cash Equivalents, End of Period                                         $ 25,596,000         $ 20,935,000
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

NOTE 1:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                                   June 30                   December 31
                                                                    1998                        1997
                                                                    ----                        ----
     Purchased Mortgage Servicing Rights                         $ 23,000                    $ 43,000
     Core Deposit Premiums                                        533,000                     565,000
     Premium on Purchased Home Equity
       Lines of Credit                                                  -                      13,000
                                                                 --------                    --------
          Net Intangible Assets                                  $556,000                    $621,000
                                                                 ========                    ========

NOTE 2:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

         Major categories of Other Operating Expenses are as follows:

                                              Six Months Ended                  Three Months Ended
                                                  June 30                            June 30
                                           1998              1997              1998              1997
                                           ----              ----              ----              ----
FDIC Fees                              $   15,000        $   14,000        $    8,000        $    7,000
Legal                                      70,000           107,000            31,000            47,000
Bonding and Insurance                      62,000            65,000            25,000            24,000
Consulting Fees                           105,000            95,000            45,000            40,000
Credit Reports/Filing Fees                 65,000            52,000            33,000            28,000
Examinations                               72,000            90,000            36,000            45,000
Postage & Freight                          87,000            72,000            39,000            39,000
Telephone                                 100,000           100,000            53,000            55,000
Amortization - Intangibles                 65,000           153,000            26,000            75,000
Automated Services                         98,000            92,000            65,000            52,000
Stationery & Printing                     126,000           136,000            59,000            67,000
Advertising                               103,000            85,000            36,000            44,000
Dues and Subscriptions                     36,000            29,000            18,000            14,000
Employee/Customer Relations                41,000            39,000            23,000            25,000
Directors' Fees                            67,000            65,000            36,000            35,000
Reimbursements                             55,000            47,000            24,000            22,000
ATM MAC Fees                               59,000            58,000            30,000            31,000
ORE-Valuation Provisions                       --           115,000                --            28,000
   - Cost of Operations, net              158,000            64,000           106,000            55,000
All Others                                141,000            70,000            82,000            13,000
                                       ----------        ----------        ----------        ----------
                                       $1,525,000        $1,548,000        $  775,000        $  746,000
                                       ==========        ==========        ==========        ==========

NOTE 3:  NET INCOME PER COMMON SHARE

         Basic income per common share is calculated by dividing net income for the respective periods by the weighted average shares outstanding during the periods. Diluted income per common share gives effect to outstanding stock options granted to employees and nonemployee directors.

         Weighted average shares are as follows:

                     Six Months Ended               Three Months Ended
                        June 30                           June 30
                  1998             1997            1998              1997
                  ----             ----            ----              ----
Basic          8,129,257        8,098,666        8,136,176        8,099,449
Diluted        8,540,828        8,317,142        8,528,459        8,327,067



NOTE 4:  OTHER COMPREHENSIVE INCOME

         The tax effect of other comprehensive income is as follows:


                                                                         Tax
                                                     Before-Tax       Benefit or       Net-Of-Tax
Six months ended June 30, 1998:                        Amount         Provision         Amount
                                                       ------         ---------         ------
Unrealized gains on securities:
   Unrealized holding gains
      arising during period                           $ 65,000        $(26,000)        $ 39,000
   Less:  reclassification adjustments
             for losses realized in net income          20,000          (8,000)          12,000
                                                      --------        --------         --------
   Net unrealized gains                                 85,000         (34,000)          51,000
                                                      --------        --------         --------
       Other comprehensive income                     $ 85,000        $(34,000)        $ 51,000
                                                      ========        ========         ========




Year ended December 31, 1997:                        Before-Tax           Tax          Net-Of-Tax
                                                       Amount           Benefit          Amount
                                                       ------           -------          ------
Unrealized losses on securities:
   Unrealized holding losses
      arising during period                           $(31,000)        $ 12,000         $(19,000)
   Less:  reclassification adjustments
             for losses realized in net income          14,000           (6,000)           8,000
                                                      --------         --------         --------
   Net unrealized losses                               (17,000)           6,000          (11,000)
                                                      --------         --------         --------
       Other comprehensive income                     $(17,000)        $  6,000         $(11,000)
                                                      ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of June 30, 1998 and results of operations for the six and three months ended June 30, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of June 30, 1998 and for the six and three months ended June 30, 1998 and 1997 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. A strong and active residential real estate market continued to be the driving force behind the Corporation's deposit growth and commercial lending activity in the second quarter of 1998. Law firms serviced by the Corporation have maintained the higher than normal balances that were evident in the first quarter, while consumers have found the Corporation's deposit products to be attractively structured and priced. Although lending activity has increased in the second quarter as evidenced by a higher volume of pending deals than in the first quarter, loans outstanding dropped slightly in the second quarter due to prepayments and the normal time lag needed to close the deals in process.

         The Corporation's market area is a densely populated, highly competitive suburban area. Calling efforts by officers at all levels of the Corporation on businesses and referral sources in its trade area have resulted in increased awareness of Ramapo's capabilities as well as in new depositors and borrowers. Because the Corporation is committed to providing a high level of personal service along with the latest technology, management believes that it is well-positioned to attract customers from rivals that were recently merged into out-of-state institutions.

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

         At June 30, 1998, the Corporation's total assets climbed to $320.2 million, a $13.7 million (4.5%) increase from the March 31, 1998 total, and a $34.4 million (12.0%) rise from December 31, 1997. A $27.0 million (10.8%)
increase in deposits during the first six months of 1998 was primarily responsible for this asset growth. The deposit growth and a $5.9 million (3.5%) decrease in gross loans outstanding during the six months provided most of the funding for the $34.3 million (38.6%) growth in the securities portfolio and the $5.3 million (26.2%) increase in cash and cash equivalents.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which they are subject as of June 30, 1998.

         As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective categories.

                                                                                                           To Be Well Capitalized
                                                                                       For Capital        Under Prompt Corrective
                                                                 Actual             Adequacy Purposes        Action Provisions
                                                          Amount       Ratio       Amount        Ratio     Amount         Ratio
                                                          ------       -----       ------        -----     ------         -----
As of June 30, 1998:
  Total Capital
  (to Risk-Weighted Assets):
    CORPORATION ...................................     $34,680,000    16.5%    *$16,851,000    *8.0%    *$21,063,000    *10.0%
    Bank ..........................................     $29,194,000    13.9%    *$16,799,000    *8.0%    *$20,999,000    *10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ...................................     $32,029,000    15.2%    * $8,425,000    *4.0%    *$12,638,000    * 6.0%
    Bank ..........................................     $26,551,000    12.6%    * $8,399,000    *4.0%    *$12,599,000    * 6.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ...................................     $32,029,000    10.3%    *$12,400,000    *4.0%    *$15,500,000    * 5.0%
    Bank ..........................................     $26,551,000     8.6%    *$12,371,000    *4.0%    *$15,464,000    * 5.0%


As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION ...................................     $31,854,000    16.5%    *$15,417,000    *8.0%    *$19,271,000    *10.0%
    Bank ..........................................     $29,405,000    15.3%    *$15,377,000    *8.0%    *$19,221,000    *10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION ...................................     $29,417,000    15.3%    * $7,708,000    *4.0%    *$11,563,000    * 6.0%
    Bank ..........................................     $26,975,000    14.0%    * $7,688,000    *4.0%    *$11,533,000    * 6.0%

  Tier 1 Capital (to Average Assets):
    CORPORATION ...................................     $29,417,000    10.5%    *$11,234,000    *4.0%    *$14,042,000    * 5.0%
    Bank ..........................................     $26,975,000     9.6%    *$11,219,000    *4.0%    *$14,024,000    * 5.0%

* denotes greater than or equal to sign

ASSET QUALITY

         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans and nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. All of the Corporation's ORE at June 30, 1998 and December 31, 1997 consisted of loan collateral that had been formally repossessed. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. Such loans, in which a concession was granted to the borrower related to the borrower's financial difficulties that the Corporation would not otherwise consider, are reported as impaired loans. For a discussion of impaired loans see "Allowance for Possible Loan Losses" below.

                                                    June 30         December 31
                                                     1998              1997
                                                     ----              ----
Loans 30-89 days past due ................        $1,180,000        $3,256,000
                                                  ==========        ==========

Nonaccrual loans:
   Commercial and commercial real estate .        $  428,000        $  490,000
   Residential real estate mortgage ......           112,000           211,000
   Installment ...........................                --            44,000
                                                  ----------        ----------
                                                     540,000           745,000
                                                  ----------        ----------

Loans past due 90 days or more:
   Commercial and commercial real estate .           165,000             8,000
   Residential real estate mortgage ......            91,000           104,000
   Installment ...........................            34,000                --
                                                  ----------        ----------
      Total loans past due 90 days or more           290,000           112,000
                                                  ----------        ----------

      Total nonperforming loans ..........        $  830,000        $  857,000
                                                  ----------        ----------

Other real estate, net ...................        $2,069,000        $2,192,000
                                                  ----------        ----------

Total nonperforming assets ...............        $2,899,000        $3,049,000
                                                  ==========        ==========



The only loans 30-89 days past due that are considered to be potential problem loans are several small installment loans totaling $96,000 and one commercial loan of $198,000. The decrease in this category is due to a problem with one loan of $2.2 million. This loan, part of a $15.0 million concentration (at December 31, 1997) to a group of affiliated borrowers, was deemed to be impaired in March, 1998. Approximately one-half of the loan was placed on nonaccrual status at March 31, 1998 but was subsequently restructured and returned to performing status as of June 30, 1998; the remainder was charged off. Five loans totaling $10.4 million of this $15.0 million concentration are secured by first mortgages in which payments are received directly from third party tenants; all such loans are current and performing in accordance with their terms. The remaining $2.5 million of loans are also current and performing in accordance with their terms. Management believes that the net carrying value of ORE at June 30, 1998 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income
Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At June 30, 1998, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $1,676,000 and $2,164,000 at June 30, 1998 and December 31, 1997, respectively, the amounts of its commercial nonaccrual and other qualifying loans that are performing in accordance with their restructured terms on those dates. Management believes the allowance for possible loan losses at June 30, 1998 of $4.1 million, or 495.7% of nonperforming loans and 2.5% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if specific borrower economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At June 30, 1998, the Corporation's liquidity consisted of cash and cash equivalents of $25.6 million and securities available for sale of $75.2 million. In addition, the Bank has in place both unsecured and secured borrowing lines of credit. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company held $6.0 million of cash and cash equivalents at the Bank at June 30, 1998. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

         Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this Statement prior to its effective date of December 31, 1998 and has determined that it does not have any reportable segments.

         The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in February, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has elected not to adopt this statement prior to its effective date of December 31, 1998 and has not determined the effect, if any, on its current disclosures.

         In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Corporation has elected not to adopt this statement prior to its effective date, but expects that the impact of adoption on its financial statements will be immaterial.

YEAR 2000

         The Corporation utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000 ("Y2K"). During 1997, a committee comprised of the entire senior management team and other key associates was formed to determine the full scope and related costs of this problem to insure that the Corporation's systems continue to meet its internal needs and those of its customers.

         The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change. It has evaluated the criticality of each and assigned a code ranging from 1 - High to 4 - Not Critical. A plan of action for each item was developed which include tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Corporation's primary accounting software does not read the century date change correctly, it is possible that borrowers' and depositors' accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point where the Corporation would halt operations until a remedy was put in place. Thus, the Corporation's primary accounting system is considered to be a mission critical item and was assigned a 1-High code. On the positive side, the accounting system's vendor has represented to the Corporation that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by the Federal Financial Institution Examination Council; their report is pending. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Corporation's borrowers who have indebtedness in excess of $250,000. This evaluation, now substantially completed, was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Corporation believes that the Y2K issue poses a low risk to a large majority of its borrowers.

         The project is currently in the second or testing phase. Written testing plans have been prepared for all items assigned a High or Moderate criticality code. Although testing has been completed on a number of these applications, the Corporation is dependent upon the vendor of its primary accounting software system to provide it with a test module so that this software and the systems and processes that are interdependent with it can be adequately tested. The vendor has represented to the Corporation that this module will be available by October 1. The Corporation expects to have tests of all items coded High or Moderate completed by December 31, 1998.

         The final phase of this project is to administer the contingency plans where testing has uncovered weaknesses. This phase has already begun in certain areas. For instance, many old personal computers ("PC's") and their software have been replaced with Y2K compliant PC's and software. The Corporation's primary processor, an IBM AS/400 certified by IBM to be Y2K compliant, was installed in July, 1998 to replace an older version.

         The Corporation believes it has committed sufficient resources to this project to insure its success. Costs incurred to date have not been material. The Corporation has no programmers on staff and is reliant on the vendors of purchased software to upgrade their products to be Y2K compliant if necessary. To date, the Y2K project is on schedule and future costs are not expected to be material.

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


         SIX MONTHS ENDED JUNE 30, 1998. The Corporation recorded net income of $1,687,000, or $.20 per diluted common share, for the first six months of 1998 as compared to $1,536,000, or $.18 per diluted common share for the same period in 1997. On a pre-tax basis, net income increased $286,000 (11.7%) during the first six months of 1998 versus the same period of 1997, largely due to an increase in net interest income.

         Net interest income rose $320,000 (4.9%) during the first six months of 1998 as compared to the same period of 1997 due to an increase in the average volume of earning assets; the tax-equivalent net interest margin fell from 5.34% in the first six months of 1997 to 4.99% in the comparable period of 1998. The increased earning asset volume was made possible by a $24.6 million (10.4%) increase in average deposits in 1998 versus 1997.

         Increased credit quality resulted in a $90,000 reduction in the provision for possible loan losses in 1998 versus 1997. Almost half of the increase in other income was due to a $45,000 (24.3%) rise in brokerage commissions. All of these increases were offset in part by a $217,000 (4.4%) increase in other expenses. Salaries and employee benefits rose $254,000 (9.6%) for the six months in 1998 versus 1997, $67,000 of which was due to staffing a new branch office that opened in August, 1997; the remainder was due to higher benefit costs, normal salary increases and increased stock option valuation expense.

         THREE MONTHS ENDED JUNE 30, 1998. A continuation of the net interest income growth experienced during the first quarter of 1998 was largely responsible for the $65,000 (7.9%) rise in net income during the second quarter of 1998 as compared to the second quarter of 1997, from $822,000 or $.10 per diluted common share in 1997 to $887,000 or $.10 per diluted common share in 1998.

         Net interest income for the second quarter of 1998 was $3,521,000, a $158,000 (4.7%) increase over the comparable 1997 quarter. The increase was solely due to an increase in average earning assets, as the tax-equivalent net interest margin fell from 5.38% in 1997 to 4.91% in 1998. The net interest margin decline is primarily due to the fact that the investment portfolio yield was lower in 1998 than in the prior year and that investments were a larger percentage of earning assets in 1998 than in 1997.

         Also contributing to the rise in pre-tax earnings in 1998 was a $34,000 (6.2%) increase in other income and a $45,000 decrease in the provision for possible loan losses. These increases were more than offset, however, by a $105,000 (4.2%) increase in other expenses, most of which came in the salaries and employee benefits category.

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

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Form 10-Q for March 31, 1998 concerning the 1998 annual meeting of stockholders held on April 27, 1998.


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


                                               RAMAPO FINANCIAL CORPORATION
                                                     (Registrant)



DATE:   August 14, 1998                        By: /s/  Mortimer J. O'Shea
     ------------------------                     -----------------------------
                                                        President and CEO




DATE:   August 14, 1998                        By: /s/  Walter A. Wojcik, Jr.
     ------------------------                     -----------------------------
                                                        Treasurer