Form 10-Q
period 1998-09-30
RAMAPO FINANCIAL CORP
filed 1998-11-16
CIK 81893

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                SEPTEMBER 30, 1998
                               -------------------------------------------------


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       TO
                              ------------------------     ---------------------


Commission file number                  0-7806
--------------------------------------------------------------------------------


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

Common stock $1.00 par value 8,081,199 shares outstanding at November 6, 1998.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
            September 30, 1998 (Unaudited) and December 31, 1997............   3

            Consolidated Statements of Income
            for the Nine Months Ended September 30,
            1998 and 1997 (Unaudited).......................................   4

            Consolidated Statements of Income
            for the Three Months Ended September 30,
            1998 and 1997 (Unaudited).......................................   5

            Consolidated Statement of Changes in
            Stockholders' Equity for the Nine
            Months Ended September 30, 1998 (Unaudited) and Year
            Ended December 31, 1997.........................................   6

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30,
            1998 and 1997 (Unaudited).......................................   7

            Notes to Consolidated Financial Statements (Unaudited)..........8-10


      ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..................................................11-19


PART II - OTHER INFORMATION
      ITEM 1 THROUGH ITEM 6.................................................  20

SIGNATURES..................................................................  21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30            DECEMBER 31
                                                                          1998                   1997
                                                                      -------------          -------------
                                                                       (UNAUDITED)
ASSETS
      Cash and Cash Equivalents:
           Cash and Due From Banks                                    $  11,412,000          $   9,550,000
           Federal Funds Sold                                            17,000,000             10,725,000
                                                                      -------------          -------------
                Total Cash and Cash Equivalents                          28,412,000             20,275,000
      Securities:
           Available for Sale, at Fair Value                             84,246,000             48,556,000
           Held to Maturity, at Cost (Fair Value $45,454,000             44,676,000             40,438,000
                and $40,652,000)
      Loans                                                             163,310,000            169,106,000
           Less- Allowance for Possible Loan Losses                       4,309,000              4,628,000
                                                                      -------------          -------------
                Net Loans                                               159,001,000            164,478,000
      Premises and Equipment, net                                         3,139,000              3,246,000
      Other Real Estate, net                                              1,850,000              2,192,000
      Other Assets, net                                                   5,938,000              5,921,000
      Intangible Assets, net (Note 1)                                       517,000                621,000
                                                                      -------------          -------------

      TOTAL ASSETS                                                    $ 327,779,000          $ 285,727,000
                                                                      =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
           Demand - Noninterest-Bearing                               $  65,036,000          $  60,367,000
                  - Interest-Bearing                                     43,114,000             34,546,000
           Savings                                                       98,609,000             84,973,000
           Time                                                          64,348,000             62,372,000
           Certificates of Deposit over $100,000                         12,502,000              7,502,000
                                                                      -------------          -------------
                Total Deposits                                          283,609,000            249,760,000
      Securities Sold Under Agreements to Repurchase                      7,097,000              1,677,000
      Accrued Expenses and Other Liabilities                              3,714,000              2,993,000
                                                                      -------------          -------------
                Total Liabilities                                       294,420,000            254,430,000

STOCKHOLDERS' EQUITY (NOTE 2)
      Common Stock                                                        8,105,000              8,107,000
      Capital in Excess of Par Value                                     13,004,000             12,901,000
      Retained Earnings                                                  11,953,000             10,339,000
      Accumulated Other Comprehensive Income (Loss)                         297,000                (50,000)
                                                                      -------------          -------------
                Total Stockholders' Equity                               33,359,000             31,297,000
                                                                      -------------          -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 327,779,000          $ 285,727,000
                                                                      =============          =============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Nine Months Ended September 30
                                                                1998                   1997
                                                            ------------           ------------
INTEREST INCOME
      Loans, including Fees                                 $ 10,670,000           $ 10,741,000
      Securities:
           Taxable                                             4,658,000              3,369,000
           Nontaxable                                            276,000                143,000
      Federal Funds Sold                                         470,000                340,000
      Time Deposit with Bank                                        --                   43,000
                                                            ------------           ------------
           TOTAL INTEREST INCOME                              16,074,000             14,636,000
                                                            ------------           ------------

INTEREST EXPENSE
      Savings and Interest-Bearing Demand Deposits             2,533,000              2,041,000
      Time Deposits and Certificates of Deposit
           over $100,000                                       2,818,000              2,582,000
      Other Borrowings                                           210,000                 10,000
                                                            ------------           ------------
           TOTAL INTEREST EXPENSE                              5,561,000              4,633,000
                                                            ------------           ------------

NET INTEREST INCOME                                           10,513,000             10,003,000
      Provision for Possible Loan Losses                         225,000                360,000
                                                            ------------           ------------
NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES                               10,288,000              9,643,000

OTHER INCOME
      Service Charges on Deposit Accounts                      1,018,000              1,029,000
      Loss on Securities Transactions                            (20,000)               (15,000)
      Brokerage Commissions                                      334,000                279,000
      Other Income                                               376,000                330,000
                                                            ------------           ------------
           TOTAL OTHER INCOME                                  1,708,000              1,623,000
                                                            ------------           ------------

OTHER EXPENSES
      Salaries and Employee Benefits                           4,256,000              4,019,000
      Net Occupancy Expense                                      632,000                668,000
      Equipment Expense                                          520,000                521,000
      Other Operating Expenses (Note 3)                        2,253,000              2,305,000
                                                            ------------           ------------
           TOTAL OTHER EXPENSES                                7,661,000              7,513,000
                                                            ------------           ------------

INCOME BEFORE TAXES                                            4,335,000              3,753,000
      Provision for Income Taxes                               1,610,000              1,401,000
                                                            ------------           ------------
NET INCOME                                                  $  2,725,000           $  2,352,000
                                                            ============           ============

NET INCOME PER COMMON SHARE (NOTE 4):
      Basic                                                 $       0.34           $       0.29
                                                            ============           ============
      Diluted                                               $       0.32           $       0.28
                                                            ============           ============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended September 30
                                                               1998                  1997
                                                            -----------           -----------
INTEREST INCOME
      Loans, including Fees                                 $ 3,600,000           $ 3,671,000
      Securities:
           Taxable                                            1,767,000             1,169,000
           Nontaxable                                           103,000                62,000
      Federal Funds Sold                                        146,000                78,000
      Time Deposit with Bank                                       --                  14,000
                                                            -----------           -----------
           TOTAL INTEREST INCOME                              5,616,000             4,994,000
                                                            -----------           -----------

INTEREST EXPENSE
      Savings and Interest-Bearing Demand Deposits              930,000               697,000
      Time Deposits and Certificates of Deposit
           over $100,000                                        979,000               870,000
      Other Borrowings                                          100,000                10,000
                                                            -----------           -----------
           TOTAL INTEREST EXPENSE                             2,009,000             1,577,000
                                                            -----------           -----------

NET INTEREST INCOME                                           3,607,000             3,417,000
      Provision for Possible Loan Losses                         75,000               120,000
                                                            -----------           -----------
NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES                               3,532,000             3,297,000

OTHER INCOME
      Service Charges on Deposit Accounts                       326,000               334,000
      Loss on Securities Transactions                              --                  (1,000)
      Brokerage Commissions                                     104,000                94,000
      Other Income                                              122,000               133,000
                                                            -----------           -----------
           TOTAL OTHER INCOME                                   552,000               560,000
                                                            -----------           -----------

OTHER EXPENSES
      Salaries and Employee Benefits                          1,369,000             1,386,000
      Net Occupancy Expense                                     213,000               237,000
      Equipment Expense                                         179,000               178,000
      Other Operating Expenses (Note 3)                         728,000               757,000
                                                            -----------           -----------
           TOTAL OTHER EXPENSES                               2,489,000             2,558,000
                                                            -----------           -----------

INCOME BEFORE TAXES                                           1,595,000             1,299,000
      Provision for Income Taxes                                557,000               483,000
                                                            -----------           -----------
NET INCOME                                                  $ 1,038,000           $   816,000
                                                            ===========           ===========
NET INCOME PER COMMON SHARE (NOTE 4):
      Basic                                                 $      0.13           $      0.10
                                                            ===========           ===========
      Diluted                                               $      0.12           $      0.10
                                                            ===========           ===========

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




For the year ended December 31, 1997                                 Comprehensive    Retained
and nine months ended September 30, 1998:                Total          Income        Earnings
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                            $ 29,036,000                  $ 8,105,000

Comprehensive income (Note 5):
     Net income                                          3,205,000   $  3,205,000      3,205,000
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)       (11,000)       (11,000)
                                                                     -------------
              Comprehensive income                                   $  3,194,000
                                                                     =============
Stock options exercised                                     38,000
Cash dividends, $.12 per share                            (971,000)                     (971,000)
Retirement of treasury stock                                  --
---------------------------------------------------------------------               -------------
BALANCE, DECEMBER 31, 1997                              31,297,000                    10,339,000
Comprehensive income (Note 5):
     Net income                                          2,725,000   $  2,725,000      2,725,000
     Unrealized gains on securities, net of re-
          classification adjustment (see disclosure)       347,000        347,000
                                                                     -------------
              Comprehensive income                                   $  3,072,000
                                                                     =============
Stock options exercised                                    141,000
Cash dividends, $.11 per share                            (894,000)                     (894,000)
Stock repurchased and retired (Note 2)                    (257,000)                     (217,000)
---------------------------------------------------------------------               -------------
BALANCE, SEPTEMBER 30, 1998                           $ 33,359,000                  $ 11,953,000
=====================================================================               =============

                                                       Accumulated
                                                          Other                  Capital
For the year ended December 31, 1997                  Comprehensive  Common    in Excess of  Treasury
and nine months ended September 30, 1998:             Income (Loss)  Stock      Par Value     Stock
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                              $(39,000) $ 8,161,000  $13,103,000  $(294,000)

Comprehensive income (Note 5):
     Net income
     Unrealized losses on securities, net of re-
          classification adjustment (see disclosure)     (11,000)

              Comprehensive income

Stock options exercised                                                10,000       28,000
Cash dividends, $.12 per share
Retirement of treasury stock                                          (64,000)    (230,000)   294,000
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                               (50,000)   8,107,000   12,901,000       --
Comprehensive income (Note 5):
     Net income
     Unrealized gains on securities, net of re-
          classification adjustment (see disclosure)     347,000

              Comprehensive income

Stock options exercised                                                38,000      103,000
Cash dividends, $.11 per share
Stock repurchased and retired (Note 2)                                (40,000)
------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                             $297,000  $ 8,105,000  $13,004,000  $    --
======================================================================================================

DISCLOSURE OF RECLASSIFICATION AMOUNT:                                    Nine Months
                                                           Year Ended       Ended
                                                           12/31/97        09/30/98
                                                         -----------------------------
Unrealized holding (losses) gains arising during period  $(19,000)       $335,000
Add:  reclassification adjustment for losses
           included in net income                           8,000          12,000
                                                         -----------------------------
Net unrealized (losses) gains on securities              $(11,000)       $347,000
                                                         =============================

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                              ---------------------------------
                                                                                   1998                 1997
                                                                              ------------         ------------
Cash Flows from Operating Activities:
     Net Income                                                               $  2,725,000         $  2,352,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Depreciation and Amortization of Premises and Equipment                    435,000              431,000
        Amortization of Intangible Assets                                          104,000              206,000
        Amortization (Accretion) of Securities Premium (Discount), net              77,000              (79,000)
        Provision for Possible Loan Losses                                         225,000              360,000
        Provision for Possible Losses on Other Real Estate, net                       --                130,000
        Gain on Sale of Other Real Estate                                          (20,000)                --
        Loss on Securities Transactions, net                                        20,000               15,000
        (Increase) Decrease in Interest Receivable                                (240,000)             101,000
        Increase in Accrued Expenses and Other Liabilities                         640,000              504,000
        Increase in Other Assets                                                    (8,000)            (265,000)
                                                                              ------------         ------------
          Net Cash Provided by Operating Activities                              3,958,000            3,755,000
                                                                              ------------         ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
        Proceeds from Maturities                                                12,630,000            3,069,000
        Proceeds from Sales/Calls Prior to Maturity                              8,469,000           11,070,000
        Purchases                                                              (56,305,000)         (12,712,000)
     Securities Held to Maturity:
        Proceeds from Maturities                                                 7,783,000            4,777,000
        Proceeds from Calls Prior to Maturity                                    3,540,000            1,000,000
        Purchases                                                              (15,564,000)         (19,475,000)
     Decrease (Increase) in Loans Outstanding, net                               5,252,000           (5,162,000)
     Capital Expenditures                                                         (328,000)            (488,000)
     Advances Made on Other Real Estate                                           (229,000)            (605,000)
     Proceeds from Sale of Other Real Estate                                       591,000              687,000
     Other                                                                            --                (11,000)
                                                                              ------------         ------------
          Net Cash Used in Investing Activities                                (34,161,000)         (17,850,000)
                                                                              ------------         ------------

Cash Flows from Financing Activities:
     Increase in Total Deposits, net                                            33,849,000              284,000
     Increase in Short-Term Borrowings, net                                      5,420,000            1,002,000
     Cash Dividends on Common Stock                                               (813,000)            (648,000)
     Purchase and Retirement of Common Stock                                      (257,000)                --
     Proceeds from Stock Options Exercised                                         141,000               13,000
                                                                              ------------         ------------
          Net Cash Provided by Financing Activities                             38,340,000              651,000
                                                                              ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                             8,137,000          (13,444,000)
Cash and Cash Equivalents, Beginning of Period                                  20,275,000           29,758,000
                                                                              ------------         ------------
Cash and Cash Equivalents, End of Period                                      $ 28,412,000         $ 16,314,000
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

NOTE 1:  INTANGIBLE ASSETS

Categories of net intangible assets are as follows:

                                                SEPTEMBER 30       DECEMBER 31
                                                    1998              1997
                                                  --------          --------
     Purchased Mortgage Servicing Rights          $     --          $ 43,000
     Core Deposit Premiums                         517,000           565,000
     Premium on Purchased Home Equity
       Lines of Credit                                  --            13,000
                                                  --------          --------
          Net Intangible Assets                   $517,000          $621,000
                                                  ========          ========


NOTE 2:  STOCK REPURCHASE

      On September 8, 1998, the Corporation announced its intention to purchase up to 400,000 shares of RFC common stock. Purchases would be made in the open market, from time to time. At September 30, 1998, approximately 40,000 shares had been repurchased under this program.

NOTE 3:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

      Major categories of Other Operating Expenses are as follows:

                                  NINE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30               SEPTEMBER 30
                                    ------------               ------------
                                   1998        1997            1998        1997
                                   ----        ----            ----        ----
FDIC Fees                        $ 22,000    $ 21,000      $   7,000     $ 7,000
Legal                             101,000     157,000         31,000      50,000
Bonding and Insurance              98,000     113,000         36,000      48,000
Consulting Fees                   187,000     162,000         82,000      67,000
Credit Reports/Filing Fees        113,000      74,000         48,000      22,000
Examinations                      108,000     135,000         36,000      45,000
Postage & Freight                 130,000     118,000         43,000      46,000
Telephone                         143,000     148,000         43,000      48,000
Amortization - Intangibles        104,000     206,000         39,000      53,000
Automated Services                154,000     122,000         56,000      30,000
Stationery & Printing             166,000     203,000         40,000      67,000
Advertising                       181,000     163,000         78,000      78,000
Dues and Subscriptions             54,000      47,000         18,000      18,000
Employee/Customer Relations        68,000      60,000         27,000      21,000
Directors' Fees                   106,000      98,000         39,000      33,000
Reimbursements                     71,000      67,000         16,000      20,000
ATM MAC Fees                       90,000      89,000         31,000      31,000
ORE-Valuation Provisions                -     130,000              -      15,000
   -Cost of Operations, net       167,000      92,000          9,000      28,000
All Others                        190,000     100,000         49,000      30,000
                               -----------  ----------     ----------   ---------

                               $2,253,000   $2,305,000      $728,000    $757,000
                               ==========   ==========      ========    ========

NOTE 4:  NET INCOME PER COMMON SHARE

      Basic income per common share is calculated by dividing net income for the respective periods by the weighted average shares outstanding during the periods. Diluted income per common share gives effect to outstanding stock options granted to employees and nonemployee directors.

      Weighted average shares are as follows:

                              NINE MONTHS ENDED          THREE MONTHS ENDED
                                SEPTEMBER 30                SEPTEMBER 30
                                ------------                ------------
                             1998          1997          1998          1997
                             ----          ----          ----          ----
      Basic              8,131,408     8,098,938     8,135,640     8,099,498
      Diluted            8,523,278     8,352,563     8,488,111     8,423,420

NOTE 5:  OTHER COMPREHENSIVE INCOME

      The tax effect of other comprehensive income is as follows:

                                                                         TAX
                                                     BEFORE-TAX       BENEFIT OR        NET-OF-TAX
Nine Months ended September 30, 1998:                  AMOUNT         PROVISION           AMOUNT
                                                     ---------        ---------         ---------
Unrealized gains on securities:
    Unrealized holding gains
        arising during period                        $ 558,000        $(223,000)        $ 335,000
   Less:  reclassification adjustments
            for losses realized in net income           20,000           (8,000)           12,000
                                                     ---------        ---------         ---------
   Net unrealized gains                                578,000         (231,000)          347,000
                                                     ---------        ---------         ---------
   Other comprehensive income                        $ 578,000        $(231,000)        $ 347,000
                                                     =========        =========         =========

                                                    BEFORE-TAX          TAX           NET-OF-TAX
Year ended December 31, 1997:                         AMOUNT           BENEFIT          AMOUNT
                                                     --------         --------         --------
Unrealized losses on securities:
   Unrealized holding losses
        arising during period                        $(31,000)        $ 12,000         $(19,000)
   Less:  reclassification adjustments
            for losses realized in net income          14,000           (6,000)           8,000
                                                     --------         --------         --------
   Net unrealized losses                              (17,000)           6,000          (11,000)
                                                     --------         --------         --------
   Other comprehensive income                        $(17,000)        $  6,000         $(11,000)
                                                     ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Corporation's financial condition as of September 30, 1998 and results of operations for the nine and three months ended September 30, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of September 30, 1998 and for the nine and three months ended September 30, 1998 and 1997 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for any other period.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

      GENERAL. Overall economic conditions remained positive in the Corporation's market area during the third quarter of 1998. Residential real estate remained the most robust sector and was primarily responsible for the modest growth in gross loans experienced by the Corporation during the quarter. Recent volatility in the stock and bond markets may be a contributing factor to the continued deposit growth during the quarter as investors find solace in the Corporation's insured deposit products. The deteriorating economic conditions in Asia and Europe have not had an effect on the Corporation since the Corporation does not lend directly to foreign entities and because the vast majority of its borrowers are not dependent upon foreign activity for financial health.

      The Corporation's market area is a densely populated, highly competitive suburban area. Business activity in this mature, extensively developed market remained steady during the quarter. New commercial loans and deposits have generally resulted from winning new customers from other banks rather than from expanded business activity of existing customers. Calling efforts by officers at all levels of the Corporation on businesses and referral sources in its trade area have resulted in increased awareness of Ramapo's capabilities as well as in new depositors and borrowers. The Corporation believes that by providing a high level of personal service along with the latest technology it can continue to attract borrowers and depositors from rival institutions.

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

      At September 30, 1998, the Corporation's total assets rose to $327.8 million, a $7.6 million (2.5%) increase from the June 30, 1998 total, and a $42.1 million (14.7%) addition since December 31, 1997. A $33.8 million (13.6%) increase in deposits during the nine months ended September 30, 1998 was primarily responsible for this asset growth. The deposit growth coupled with a $5.8 million (3.4%) decrease in gross loans outstanding during the nine months provided most of the funding for the $39.9 million (44.9%) growth in the securities portfolio and the $8.1 million (40.1%) increase in cash and cash equivalents.

REGULATORY CAPITAL

      The Corporation and The Ramapo Bank ("Bank") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that if undertaken could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank each must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which they are subject as of September 30, 1998.

      As of September 30, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective categories.

                                                                                                        TO BE WELL CAPITALIZED
                                                                               FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                                          ACTUAL            ADEQUACY PURPOSES            ACTION PROVISIONS
                                                    ------------------     -------------------         ----------------------
                                                    AMOUNT       RATIO      AMOUNT        RATIO          AMOUNT         RATIO
                                                    ------       -----      ------        -----          ------         -----
AS OF SEPTEMBER 30, 1998
  Total Capital (to Risk-Weighted Assets):
    CORPORATION .............................      $35,256,000   16.4%    >$17,225,000     >8.0%       >$21,531,000     >10.0%
                                                                          -                -           -                -
    Bank ....................................      $29,983,000   14.0%    >$17,173,000     >8.0%       >$21,467,000     >10.0%
                                                                          -                -           -                -

  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION .............................      $32,544,000   15.1%    >$ 8,612,000     >4.0%       >$12,918,000     > 6.0%
                                                                          -                -           -                -
    Bank ....................................      $27,279,000   12.7%    >$ 8,587,000     >4.0%       >$12,880,000     > 6.0%
                                                                          -                -           -                -
  Tier 1 Capital (to Average Assets):
    CORPORATION .............................      $32,544,000   10.1%    >$12,847,000     >4.0%       >$16,059,000     > 5.0%
                                                                          -                -           -                -
    Bank ....................................      $27,279,000    8.5%    >$12,825,000     >4.0%       >$16,032,000     > 5.0%
                                                                          -                -           -                -

AS OF DECEMBER 31, 1997:
  Total Capital (to Risk-Weighted Assets):
    CORPORATION .............................      $31,854,000   16.5%    >$15,417,000     >8.0%       >$19,271,000     >10.0%
                                                                          -                -           -                -
    Bank ....................................      $29,405,000   15.3%    >$15,377,000     >8.0%       >$19,221,000     >10.0%
                                                                          -                -           -                -
  Tier 1 Capital (to Risk-Weighted Assets):
    CORPORATION .............................      $29,417,000   15.3%    >$ 7,708,000     >4.0%       >$11,563,000     > 6.0%
                                                                          -                -           -                -
    Bank ....................................      $26,975,000   14.0%    >$ 7,688,000     >4.0%       >$11,533,000     > 6.0%
                                                                          -                -           -                -
  Tier 1 Capital (to Average Assets):
    CORPORATION .............................      $29,417,000   10.5%    >$11,234,000     >4.0%       >$14,042,000     > 5.0%
                                                                          -                -           -                -
    Bank ....................................      $26,975,000    9.6%    >$11,219,000     >4.0%       >$14,024,000     > 5.0%
                                                                          -                -           -                -

ASSET QUALITY

      The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans and nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. All of the Corporation's ORE at September 30, 1998 and December 31, 1997 consisted of loan collateral that had been formally repossessed. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. Such loans, in which a concession was granted to the borrower related to the borrower's financial difficulties that the Corporation would not otherwise consider, are reported as impaired loans. For a discussion of impaired loans see "Allowance for Possible Loan Losses" below.

                                                 SEPTEMBER 30      DECEMBER 31
                                                     1998             1997
                                                     ----             ----

Loans 30-89 days past due                         $  784,000        $3,256,000
                                                  ==========        ==========

Nonaccrual loans:
   Commercial and commercial real estate          $  349,000        $  490,000
   Residential real estate mortgage                  111,000           211,000
   Installment                                            --            44,000
                                                  ----------        ----------
                                                     460,000           745,000
                                                  ----------        ----------
Loans past due 90 days or more:
   Commercial and commercial real estate             133,000             8,000
   Residential real estate mortgage                  337,000           104,000
   Installment                                         8 000                --
                                                  ----------        ----------
      Total loans past due 90 days or more           478,000           112,000
                                                  ----------        ----------

      Total nonperforming loans                   $  938,000        $  857,000
                                                  ----------        ----------

Other real estate, net                            $1,850,000        $2,192,000
                                                  ----------        ----------

Total nonperforming assets                        $2,788,000        $3,049,000
                                                  ==========        ==========

The only loans 30-89 days past due that are considered to be potential problem loans are three small installment loans totaling $9,000. The decrease in this category from the December 31 total is primarily due to a change in the status of one $2.2 million loan. This loan, part of a $15.0 million concentration (at December 31, 1997) to a group of affiliated borrowers, was deemed to be impaired in March, 1998. Approximately one-half of the loan was placed on nonaccrual status at March 31, 1998 but was subsequently restructured and returned to performing status as of June 30, 1998; the remainder was charged off. Five loans totaling $10.4 million at September 30, 1998 of this $15.0 million concentration are secured by first mortgages in which payments are received directly from third party tenants; all such loans are current and performing in accordance with their terms. The remaining $1.7 million of loans in this concentration are also current and performing in accordance with their terms. Management believes that the net carrying value of ORE at September 30, 1998 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

      ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At September 30, 1998, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $1,389,000 and $2,164,000 at September 30, 1998 and December 31, 1997, respectively, the amounts of its commercial nonaccrual and other qualifying loans that are performing in accordance with their restructured terms on those dates. The reduction resulted from payoffs and the reclassification on June 30, 1998 of a $1.5 million loan from impaired to unimpaired status, offset in part by a $1.0 million newly restructured loan discussed previously in "Asset Quality". Management believes the allowance for possible loan losses at September 30, 1998 of $4.3 million, or 459.9% of nonperforming loans and 2.6% of total loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if specific borrower economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

      At September 30, 1998, the Corporation's liquidity consisted of cash and cash equivalents of $28.4 million and securities available for sale of $84.2 million. In addition, the Bank has in place both unsecured and secured borrowing lines of credit. Management deems these amounts to be more than adequate to meet its short-term cash needs.

      The parent company held $5.9 million of cash and cash equivalents at the Bank at September 30, 1998. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

      Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

IMPACT OF NEW ACCOUNTING STANDARDS

      In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has determined that it does not have any reportable segments.

      The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in February, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Corporation has not determined the Statement's effect, if any, on its current disclosures.

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

YEAR 2000

      The Corporation utilizes software and related technologies throughout its business that will be affected by the century date change in the year 2000 ("Y2K"). During 1997, a committee comprised of the entire senior management team and other key associates was formed to determine the full scope and related costs of this problem to insure that the Corporation's systems continue to meet its internal needs and those of its customers.

      The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change, the year 2000 leap year, and other significant dates.

It has evaluated the criticality of each and assigned a code ranging from 1 - High to 4 - Not Critical. A plan of action for each item was developed which includes tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Corporation's primary accounting software does not read the century date change correctly, it is possible that borrowers' and depositors' accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point where the Corporation would halt operations until a remedy was put in place. Thus, the Corporation's primary accounting system is considered to be a mission critical item and was assigned a 1-High code. On the positive side, the accounting system's vendor has represented to the Corporation that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by the Federal Financial Institution Examination Council. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Corporation's borrowers who have indebtedness in excess of $250,000. This evaluation, now substantially completed, was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Corporation believes that the Y2K issue poses a low risk to a large majority of its borrowers.

      The project is currently in the second or testing phase. Written testing plans have been prepared for all items assigned a High or Moderate criticality code. Testing has been completed on a number of these applications. Testing of the Corporation's most critical application, its primary accounting software system, has begun. The vendor of this system has supplied the Corporation with a utility program which will allow the system's operating date to be advanced. The vendor has also provided the Corporation with a copy of its internal test of the system for Y2K compatibility. To date, the Corporation has advanced the system's operating date to January 3, 2000 and is reviewing the resulting output. In addition, the results of the sixty internal tests provided by the vendor are being reviewed for their adequacy. The Corporation expects to have tests of all items coded High or Moderate completed by December 31, 1998.

      The final phase of this project is to administer the contingency plans where testing has uncovered weaknesses. This phase has already begun in certain areas. For instance, many old personal computers ("PC's") and their software have been replaced with Y2K compliant PC's and software. The Corporation's primary processor, an IBM AS/400 certified by IBM to be Y2K compliant, was installed in July, 1998 to replace an older version. The old AS/400 was kept and had its operating system upgraded to be the same as in the new machine. The system date of the upgraded software has been successfully advanced into the year 2000, although further testing still remains.

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

      NINE MONTHS ENDED SEPTEMBER 30, 1998. The Corporation recorded net income of $2,725,000, or $.32 per diluted common share, for the first nine months of 1998 as compared to $2,352,000, or $.28 per diluted common share for the same period in 1997. On a pre-tax basis, net income increased $582,000 (15.5%) during the first nine months of 1998 versus the same period of 1997, largely due to an increase in net interest income.

     Net interest income rose $510,000 (5.1%) during the first nine months of 1998 as compared to the same period of 1997 due to an increase in the average volume of earning assets; the tax-equivalent net interest margin fell from 5.35% in the first nine months of 1997 to 4.92% in the comparable period of 1998. The increased earning asset volume was made possible by a $29.0 million (12.2%) increase in average deposits in 1998 versus 1997. The reduction in the net interest margin is largely due to a drop in average gross loans outstanding in 1998 versus the comparable 1997 period and an increase in the lower-yielding investment portfolio. During 1998, the Corporation launched several initiatives aimed at increasing loan volume and retention. These initiatives were responsible for a net increase in gross loans during the third quarter.

      Improved credit quality resulted in a $135,000 reduction in the provision for possible loan losses in 1998 versus 1997. Other income rose $85,000 (5.2%), largely due to a $55,000 (19.7%) increase in brokerage commissions. These revenue gains were offset in part by a $148,000 increase in other expenses. Salaries and employee benefits rose $237,000 for the nine months in 1998 versus 1997, largely due to a $116,000 increase in benefit costs and an additional $74,000 in salaries and commissions needed to staff a new branch office that opened in late August, 1997.

      THREE MONTHS ENDED SEPTEMBER 30, 1998. The Corporation's net income grew significantly in the third quarter of 1998 versus 1997, rising $222,000 (27.2%) from $816,000 or $.10 per diluted common share in 1997 to $1,038,000 or $.12 per diluted common share in 1998. The $1,595,000 of pre-tax net income recorded by the Corporation during the quarter marked the second consecutive quarter of record earnings.

      Net interest income for the third quarter of 1998 was $3,607,000, a $190,000 (5.6%) increase over the comparable 1997 quarter. The increase was solely due to an increase in average earning assets, as the tax-equivalent net interest margin fell from 5.37% in 1997 to 4.79% in 1998. The net interest margin decline is primarily due to the fact that the investment portfolio yield was lower in 1998 than in the prior year and that investments were a larger percentage of earning assets in 1998 than in 1997.

      Also contributing to the rise in pre-tax earnings in 1998 was a $69,000 (2.7%) decrease in other expenses and a $45,000 decrease in the provision for possible loan losses.

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


                                                RAMAPO FINANCIAL CORPORATION
                                                ----------------------------
                                                       (Registrant)



DATE:   November 13, 1998                       By:   /s/  Mortimer J. O'Shea
                                                           President and CEO




DATE:   November 13, 1998                       By:   /s/  Walter A. Wojcik, Jr.
                                                           Treasurer