Form 10-K
period 1998-12-31
RAMAPO FINANCIAL CORP
filed 1999-03-09
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from ______ to ______

COMMISSION FILE NO.  0-7806
                    --------

                          RAMAPO FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                                            22-1946561
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S.  EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY                      07470
---------------------------------------------                    ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 1999, the aggregate market value of the 7,774,488 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $81.6 million based on the closing sales price of $10.50 per share of the registrant's Common Stock on February 25, 1999 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of February 25, 1999: 8,148,949.

Documents incorporated by reference - None.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                    Index to Form 10-K for December 31, 1998

PART I                                                                                               PAGE NO.

Item 1.  Business                                                                                        3
Item 2.  Properties                                                                                     16
Item 3.  Legal Proceedings                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                            16


PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters                           17
Item 6.  Selected Financial Data                                                                        18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations          20
Item 8.  Financial Statements and Supplementary Data                                                    35
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           57


PART III

Item 10.  Directors and Executive Officers of the Registrant                                            57
Item 11.  Executive Compensation                                                                        58
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                66
Item 13.  Certain Relationships and Related Transactions                                                67


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                               68


SIGNATURES                                                                                              69

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS AND MARKET AREA

         Ramapo Financial Corporation ("Corporation") is a New Jersey bank holding company that owns all of the outstanding stock of The Ramapo Bank ("Bank"), a New Jersey state-chartered commercial bank. The Corporation and the Bank are headquartered in Wayne, Passaic County, New Jersey, and all of the Bank's eight offices are within 15 miles of its headquarters building. The Bank was founded in 1967 and became a subsidiary of the Corporation in 1974. The Corporation commenced operations in 1971 when it acquired ownership of Pilgrim State Bank ("Pilgrim"). In June 1993, the Corporation sold the principal banking assets and liabilities of Pilgrim. As of December 31, 1998, the Corporation had consolidated assets, deposits and stockholders' equity of $337.8 million, $295.5 million and $34.0 million, respectively.

         The Corporation considers its primary banking markets to be the Wayne area, in which five of its eight offices are located, and Butler, Clifton and Parsippany. The Bank also does business with customers in Essex, Morris and Passaic County communities that are contiguous to these markets.

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

LENDING ACTIVITIES

         Loan Portfolio. As of December 31, 1998, the Corporation's loans, net of unearned discount, represented 50.3% of its total assets. As of December 31, 1998, its loan portfolio consisted of approximately 68.8% commercial and commercial real estate loans, 6.8% commercial real estate construction loans, 2.6% residential real estate mortgage loans and 21.8% installment loans. At December 31, 1998, substantially all of the Bank's loans were to residents of and businesses located in northern New Jersey.

Set forth below is selected data relating to the composition of the Corporation's loan portfolio by type of loan and type of security at the dates indicated. At December 31, 1998, the Corporation had no concentrations of loans exceeding 10% of total loans.


                                                                           AT DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                               1998              1997              1996              1995             1994
                                         ---------------   ---------------   ---------------   ---------------   ---------------
                                          AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                                         --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                                         (DOLLARS IN THOUSANDS)

Commercial and commercial real estate    $116,839   68.8%  $110,589   65.4%  $105,819   64.1%  $ 96,469   60.1%  $101,292   61.7%
Commercial real estate construction        11,619    6.8     10,553    6.2     10,949    6.6     15,177    9.5     18,462   11.2
Residential real estate mortgage (1)        4,380    2.6      6,179    3.7      7,443    4.5      8,772    5.4     10,346    6.3
Installment                                36,961   21.8     41,785   24.7     40,859   24.8     40,128   25.0     34,211   20.8
                                         --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total                                  $169,799  100.0%  $169,106  100.0%  $165,070  100.0%  $160,546  100.0%  $164,311  100.0%
                                         ========  =====   ========  =====   ========  =====   ========  =====   ========  =====


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

         The Bank's lending activities are subject to its written, nondiscriminatory underwriting policies and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Each loan request is evaluated to determine the borrower's ability to repay. In addition, where appropriate, employment and other verifications are obtained. Credit reports and financial statements are also obtained. Where loans are to be secured by real state, property valuations are performed by appraisers approved by the Bank's Board of Directors.

         The statutory legal limit for loans to one borrower applicable to the Bank is generally 15% of capital funds at the time the loan is closed, unless an exception is approved by the State. Such exceptions may be granted only in limited circumstances. At December 31, 1998 the Bank's legal lending limit was $5.0 million.

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

         The Board of Directors has adopted a policy setting forth specified levels of lending authority. All unsecured loans between $15,000 and $350,000, and all secured loans between $15,000 and $500,000, must be approved by two officers of the Bank. All unsecured loans between $350,000 and $500,000 and secured loans between $500,000 and $750,000 must be approved by the unanimous vote of the Bank's Senior Loan Committee, which includes the Chairman of the Board, the President and the two lending Senior Vice Presidents of the Bank. Loans in excess of those amounts and loans receiving less than a unanimous vote for approval must be approved by the Executive Committee of the Board of Directors or the full Board of Directors.

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

         Commercial Lending. The Bank's commercial lending activities are directed to small and lower middle market New Jersey-based businesses with $500,000 to $25 million in annual sales. The Bank's commercial borrowers consist primarily of firms engaged in manufacturing and distribution, service providers, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial loans are secured by the assets of the borrower, which may include accounts receivable, inventory, equipment and other business assets, such as real estate, and are guaranteed by the principals of the borrowers. The Bank's commercial loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow resulting from the borrower's business. For years prior to 1993, the Bank reported loans that were categorized as commercial real estate loans as part of its commercial loan portfolio.

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

         The Bank participates in various lending programs of the Small Business Administration ("SBA") and the New Jersey Economic Development Authority ("EDA") and has been designated a Certified Lender and a Preferred Lender by the SBA. Pursuant to the SBA Certified Lender program, the SBA must make a decision on loan requests forwarded to it by the Bank within three business days of receipt of the loan package. If approved, the SBA guarantees loans up to $750,000 as follows: (i) up to 80% of loans $100,00 or less; and (ii) 75% of loans of more than $100,000. Guaranty fees are based on loan maturity and the SBA's share. In addition, the Bank is one of many New Jersey financial institutions which participate with the EDA in a state-wide loan pool for small businesses. Under the terms of this program, the Bank may originate loans in an amount of up to $1.0 million for fixed asset financing or $500,000 for working capital purposes and the EDA may purchase a participation interest of up to 25% of the principal amount of the loan which is subordinate to the Bank's 75% participation and may guarantee an additional 25% of the Bank's portion of the loan. Under the terms of the guarantee programs of both the SBA and the EDA, in the event of a default by the borrower, the SBA or EDA will pay to the Bank the guaranteed portion of the loan. The Bank and the SBA or the EDA will rank pari passu with respect to the collateral securing the guaranteed portion of the loan.

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

         Construction Lending. Construction loans include loans for the acquisition and development of land as well as loans for the construction of income-producing properties and residential properties. The maximum term of such loans is 24 months with the first 12 months allocated to development and the remaining 12 months to sale of the developed property. The Bank generally requires that the borrower's estimates of development and construction costs be evaluated by a qualified engineer hired by the Bank but at the expense of the borrower. Generally, interest payments only are required during the term of the loan with interest based on a floating rate equal to the Bank's commercial lending base rate or some increment over that rate. Fees equal to 1-1.5% of the loan amount generally are charged. The Bank's construction loans generally do not exceed 70% of the lesser of the total cost of development or the appraised value of the developed property. Since the primary source of repayment for the loan is sales of the developed lots, the Bank requires that release prices for individual lots be calculated such that the loan is repaid in full once 80% of the land value in the project has been sold and released.

         Installment Lending. The Bank's installment loans include new and used automobile loans, secured and unsecured personal loans, second mortgage loans and home equity lines of credit. Generally, personal loans have a four year term and new automobile installment loans have a maximum term of five years. Installment loans for the purchase of a used automobile have a maximum term of four years. Second mortgage loans have a maximum term of 20 years, while home equity lines of credit are revolving and payment terms are based on a 15-year amortization. The Bank will lend up to 80% of the purchase price of a new automobile and, with respect to used automobiles, 75% of the lesser of National Automobile Dealers Association loan value or equivalent loan value or sales price if a purchase. For home equity lines of credit and second mortgage loans, the combination of all existing loans on the property plus the requested loan may not exceed 75% of the property's value. With respect to all automobile loans and home equity and second mortgage loans, the borrower is required to maintain hazard insurance naming the Bank as loss payee in an amount sufficient to repay the loan in full in the event of damage to the collateral. Loans secured by subordinate mortgages on real estate where the prior mortgage is $250,000 or greater, or where the loan amount exceeds $50,000, require approval either from the department supervisor, the in-charge lending Senior Vice President, President or Chairman of the Board.

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

ASSET CONCENTRATIONS

         The Bank's loan portfolio has certain concentrations of affiliated borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $25,577,000 (15.1% of total loans) and $31,245,000 (18.5%) at December 31, 1998 and 1997, respectively. All outstanding loans to these affiliated borrowers were performing in accordance with either their original or modified terms on those dates. At December 31, 1998, management believes all loans within these concentrations, including adversely classified loans, were properly valued on the Corporation's books.

         The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate balance of $13,050,000 and $15,011,000 at December 31, 1998 and 1997, respectively. A majority of these loans is secured by first mortgages on commercial properties where third-party loan payments paid directly to the Bank are the primary source of repayment.

         A second relationship consists of loans primarily for the construction or renovation of condominium units, totaling $7,152,000 and $8,209,000 at December 31, 1998 and 1997, respectively.

         The third concentration involves loans to certain affiliated real estate development companies whose principal owners have had a longstanding relationship with the Bank. Outstanding balances for this group at December 31, 1998 and 1997 were $5,375,000 and $8,025,000, respectively.

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

         The Corporation also has a one-third interest in Bancorps' International Trading Corporation, a multi-bank holding company-sponsored export trading company, which ceased operations during 1991. Bancorps' has no assets and will be formally dissolved in October, 1999.

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

EMPLOYEES

         As of December 31, 1998 the Corporation and its subsidiaries had approximately 115 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Corporation considers its relationships with its employees to be good.

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

         Bank Holding Company Regulation. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and, as such, is subject to regular examination, supervision and regulation by the Federal Reserve. The Corporation is required to file reports with the Federal Reserve and to furnish such additional information as the Federal Reserve may require pursuant to the Holding Company Act. The Corporation also is subject to regulation by the Department.

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

         Holding Company Activities. With certain exceptions, the Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking. The Corporation's activities are subject to these legal and regulatory limitations under the Holding Company Act and related Federal Reserve regulations. Notwithstanding the Federal Reserve's prior approval of specific nonbanking activities, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. Bank holding companies and their subsidiaries are also prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

         Acquisitions of Bank Holding Companies and Banks. Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Corporation or the Bank. For the purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Corporation or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Bank.

         Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank was notified in 1996 that it had received a "Satisfactory" CRA rating by the FDIC based on the FDIC's CRA examination as of December 31, 1995. In addition, the Corporation is subject to various requirements under New Jersey laws concerning future acquisitions, and a company desiring to acquire the Corporation also may be subject to such laws, depending upon the nature of the acquiror and the means by which the acquisition would be accomplished.

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

         Bank Regulation. As a state-chartered bank which is not a member of the Federal Reserve System, the Bank is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act ("FDIA"). The prior approval of the FDIC is required for the Bank to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase or sale of assets. The Bank also is subject to regulation and supervision by the State. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

         The FDIC has adopted regulations regarding the capital adequacy of banks subject to its primary supervision. Such regulations require those banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " - Regulatory Capital Requirements".

         Statewide branching is permitted in New Jersey. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

         Bank Dividends. New Jersey law permits the Bank to declare a dividend only if, after payment of the dividends, its capital would be unimpaired and its remaining surplus would equal at least 50 percent of its capital. Under the FDIA, the Bank is prohibited from declaring or paying dividends or making any other capital distribution if, after that distribution, the Bank would fail to meet its regulatory capital requirements. The FDIC also has authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice. The FDIC may prohibit bank holding companies of banks which are deemed to be "significantly undercapitalized" under the FDIA or which fail to properly submit and implement capital restoration plans required by the FDIC from paying dividends or making other capital distributions without the FDIC's permission. See " - Holding Company Dividends and Stock Repurchases".

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

         Real Estate Lending Guidelines. Under FDIC regulations, state banks must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or that are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies ("Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

         Deposit Insurance. Since the Bank is an FDIC member institution, its deposits are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC. The Bank is also required to pay semiannual deposit insurance premium assessments to the FDIC.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under a risk-based insurance premium system which became permanent during 1994, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital and/or involving a higher degree of supervisory concern. Specifically, the assessment rate for an insured depository institution depends upon the risk classification assigned to the institution by the FDIC based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semiannual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized". Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Effective January 1, 1996 the assessment rates ranged from 0.00% to 0.27% of deposits. Since July 1, 1995, the Bank has been deemed well capitalized for insurance assessment purposes. The Bank's deposit assessment rate for 1998 was 0.00%.

         The Deposit Insurance Act of 1996 authorized the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulated that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The rates, which change quarterly, established for the Bank for 1998 ranged from .01164% to .01256%. The rate for the first quarter of 1999 was set at .01220%.

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

         Enforcement Powers. The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the Corporation or its subsidiaries are engaging in "unsafe or unsound banking practices". In addition, the federal bank regulatory authorities may impose substantial civil money penalties for violations of certain federal banking statutes and regulations, violation of a fiduciary duty, or violation of a final or temporary cease and desist order, among other things. Financial institutions and a broad range of persons associated with them are subject to the imposition of fines, penalties, and other enforcement actions based upon the conduct of their relationships with the institutions.

         Under the FDIA, the FDIC may be appointed as a conservator or receiver for a depository institution based upon a number of events and circumstances, including: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution;
(iii) the institution is undercapitalized and has no reasonable prospect of being adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital; (v) appointment of a conservator or receiver by a state banking authority, such as the State; (vi) the institution's assets are less than its obligations to its creditors and others; (vii) substantial dissipation in the institution's assets or earnings due to violation of a statute or regulation or unsafe or unsound practice; (viii) a willful violation of a cease and desist order that has become final; (ix) an inability of the institution to pay its obligations or meet its depositors' demands in the normal course of business; or (x) any concealment of the institution's books, records or assets or refusal to submit to examination. The Corporation has few assets other than its investment in the Bank. In the event of the appointment of a receiver or conservator for the Bank, any remaining equity interest of the Corporation in the Bank and of the Corporation's stockholders would likely be eliminated.

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

         The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential constructions loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

         FDICIA required the federal banking regulators to revise their risk-based capital rules to take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities. The federal banking regulators, including the Federal Reserve and the FDIC, issued a new rule, effective January 1, 1997, that would add a market risk component to the currently effective risk-based capital standards. Under the new rule, bank holding companies and banks with higher exposures to market risk such as interest rate risk may be required to maintain higher levels of capital. In addition, the federal banking regulators have adopted regulations which allow the FDIC to increase regulatory capital requirements on a case-by-case basis based upon the factors including the level and severity of problem and adversely classified assets and loan portfolio and other concentrations of credit risk.

         At December 31, 1998, the Corporation's total risk-based capital and leverage capital ratios were 16.5% and 10.1%, respectively. The minimum levels established by the regulators for these measures are 8.0% and 3.0%, respectively.

         FDICIA also required the federal banking regulators to classify insured depository institutions by capital levels and to take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. The FDIC has issued final regulations establishing these capital levels and otherwise implementing FDICIA's prompt corrective action provisions. Under FDICIA and these regulations, all institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause them to fail to satisfy the minimum levels for any of their capital requirements.

         Under the FDIC's prompt corrective action regulation, a "well capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria will be treated as "undercapitalized", "significantly undercapitalized", or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories established by the prompt corrective action regulation will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may be required to divest its interest in the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2%, nor more than 65% of the minimum tangible capital level otherwise required ("critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

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

ITEM 2.  PROPERTIES.

         The following table sets forth the location of and certain additional information regarding the Corporation's offices at December 31, 1998. The Corporation owns all of its offices except as indicated.

BRANCH                 YEAR           TOTAL         TOTAL        NET BOOK       APPROXIMATE
------                OPENED        DEPOSITS      INVESTMENT      VALUE        SQUARE FOOTAGE
                      ------        --------      ----------      -----        --------------
                                           (DOLLARS IN THOUSANDS)

Main office            1980          $63,667       $1,701         $922          23,000
Packanack              1967           60,774          666          310           4,000
Valley                 1972           50,601          731          423           8,000
Clifton                1974           31,061           57            8(1)        2,000
North Haledon          1986(2)        25,694           --           --(3)        2,000
Butler                 1986(2)        44,233          226          191(3)        2,000
Fairfield              1996           11,170            4            1(3)        2,000
Parsippany             1997            8,260           --           --(3)        1,900


(1)      Land lease.
(2)      Date acquired.
(3)      Leased.

         The net book value of the Corporation's investment in premises and equipment totalled approximately $3.0 million at December 31, 1998, For a discussion of premises and equipment, see Note 6 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         Market Price for Common Stock. The Corporation's common stock is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol RMPO. The stock is quoted in the Wall Street Journal's and other publications' NASDAQ National Market Issues listings. As of December 31, 1998, there were approximately 1,656 stockholders of record of the common stock and 8,114,199 common shares outstanding. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through various brokerage firms or other entities.

         The following table sets forth, for the calendar periods indicated, the high and low closing NASDAQ market quotations as reported by Francis Emory Fitch, Inc.

                                                            CLOSING SALE
                                                          PRICE PER SHARE
                                                          ---------------
                                                           HIGH       LOW
                                                           ----       ---
              Year ended December 31, 1997
                 1st quarter ........................    $  6.31    $ 5.00
                 2nd quarter ........................       6.50      5.63
                 3rd quarter ........................       8.06      6.19
                 4th quarter ........................       9.64      7.75

              Year ended December 31, 1998
                 1st quarter ........................    $  8.88    $ 7.63
                 2nd quarter ........................       8.25      7.13
                 3rd quarter ........................       8.38      6.13
                 4th quarter ........................      11.13      4.75


         Dividend Policy. Commencing with the third quarter of 1996, the Corporation has declared quarterly dividends. Prior to these declarations, no dividend had been paid since February, 1992, when an annual dividend was paid. The payment of dividends in the future is predicated upon the continued profitable operations of the Corporation.

ITEM 6. SELECTED FINANCIAL DATA

                   SELECTED FIVE-YEAR FINANCIAL AND OTHER DATA

            (Not covered by Report of Independent Public Accountants)

      The selected consolidated financial and other data of the Corporation set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere in Item 8 below.

===================================================================================================================================
                                                                              At or For the Year ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      1998          1997          1996          1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands, except per share data)
Financial Condition Data:
 Total assets ..............................................      $337,762      $285,727      $271,524      $246,516       $238,216
 Cash and cash equivalents .................................        16,227        20,275        29,758        14,962         42,486
 Securities ................................................       145,187        88,994        68,043        59,358         21,248
 Gross loans (net of unearned income) ......................       169,799       169,106       165,070       160,580        164,345
 Allowance for possible loan losses ........................         4,773         4,628         5,115         4,853          6,501
 Total deposits ............................................       295,460       249,760       239,889       217,062        211,864
 Other borrowings ..........................................         4,536         1,677            --            --          1,292
 Stockholders' equity ......................................        34,022        31,297        29,036        27,249         21,755

Asset Quality (1):
 Nonaccrual loans ..........................................          $444          $745        $1,053        $4,190         $7,548
 Accruing loans 90 days or more delinquent .................            59           112           152           141            240
-----------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans ...............................           503           857         1,205         4,331          7,788
-----------------------------------------------------------------------------------------------------------------------------------
Other real estate, net .....................................         1,920         2,192         2,211         4,408          9,995
-----------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets ..............................         2,423         3,049         3,416         8,739         17,783
 Restructured loans ........................................         1,260         1,475         1,540         1,702          5,983
-----------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets and restructured loans .......        $3,683        $4,524        $4,956       $10,441        $23,766
===================================================================================================================================
Summary of Operations:
 Total interest income .....................................       $21,637       $19,734       $18,218       $18,343        $14,919
 Total interest expense ....................................         7,554         6,297         5,804         6,106          4,958
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income .......................................        14,083        13,437        12,414        12,237          9,961
-----------------------------------------------------------------------------------------------------------------------------------
 Provision for possible loan losses ........................           275           480           400           500          1,221
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision
  for possible loan losses .................................        13,808        12,957        12,014        11,737          8,740
-----------------------------------------------------------------------------------------------------------------------------------
 Other income ..............................................         2,301         2,182         2,374         2,447          3,322
-----------------------------------------------------------------------------------------------------------------------------------
 Other expense .............................................         9,956        10,028        10,054        12,148         13,324
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes .........................         6,153         5,111         4,334         2,036         (1,262)
 Provision (benefit) for income taxes ......................         2,230         1,906         1,278        (4,212)          (285)
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) .........................................        $3,923        $3,205        $3,056        $6,248          $(977)
-----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
                                                                                 At or For the Year ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data:
  Net income (loss) per common share - basic ...............        $  .48        $  .40        $  .38        $  .76        $ (.38)
                                     - diluted .............           .46           .38           .37           .75          (.38)
  Book value per common share ..............................          4.19          3.86          3.59          3.28          2.47
  Cash dividends declared per common share (2) .............           .15           .12           .04            --            --

Selected Operating Ratios:
  Return on average assets .................................          1.25%         1.17%         1.23%         2.56%         (.42)%
  Return on average equity .................................         12.06         10.66         11.09         27.85         (9.04)
  Interest rate spread(3) ..................................          3.86          4.34          4.54          4.59          4.38
  Net interest margin(3) ...................................          4.83          5.31          5.41          5.41          4.84

Asset Quality Ratios (1)(4):
  Nonperforming loans as a percentage of loans, net of
    unearned income ........................................           .30%          .51%          .73%         2.70%         4.74%
  Nonperforming assets as a percentage of total assets .....           .72          1.07          1.26          3.55          7.47
  Nonperforming assets and restructured loans
    as a percentage of total assets ........................          1.09          1.58          1.83          4.24          9.98
  Allowance for possible loan losses as a percentage
    of loans, net of unearned income .......................          2.81          2.74          3.10          3.02          3.96
  Allowance for possible loan losses as a percentage
    of nonperforming loans .................................        948.91        540.02        424.48        112.05         83.47
  Net charge-offs as a percentage of average loans,
    net of unearned income .................................           .08           .58           .09          1.36          1.29

Capital Ratios (4)(5):
  Stockholders' equity to total assets .....................         10.07%        10.93%        10.69%        11.05%         9.13%
  Average stockholders' equity to average assets ...........         10.35         10.98         11.07          9.19          4.64
  Tier 1 leverage capital ratio ............................         10.09         10.47         10.47         10.08          9.16
  Tier 1 risk-based capital ratio ..........................         15.22         15.26         14.27         13.37         12.18
  Total risk-based capital ratio ...........................         16.48         16.52         15.54         14.66         13.46
==================================================================================================================================

(1) Nonperforming assets consist of nonperforming loans and other real estate ("ORE"). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more delinquent. It is the policy of the Corporation to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Consumer loans not secured by real estate generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due. Prior to 1995, loans were considered restructured loans if, for economic or legal reasons, a concession had been granted to the borrower related to the borrower's financial difficulties that the Corporation would not otherwise consider. As used herein, the term "restructured loan" means a restructured loan on accrual status. ORE includes loan collateral that has been formally repossessed and collateral that is in the possession of the Bank and under its control without legal transfer of title.

(2)   For 1996, two quarterly dividends.

(3) Interest rate spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average interest-earning assets.

(4) Asset quality ratios and risk-based capital ratios are end-of-period ratios, except for net charge-offs as a percentage of average loans and average stockholders' equity to average assets, which are based on average daily balances. The Tier 1 leverage capital ratio utilizes average fourth quarter assets in its calculation.

(5) For definitions and information relating to the Corporation's and the Bank's regulatory capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation's results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

      Cautionary Statement Concerning Forward-Looking Statements. This Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

              Financial Condition and Recent Operating Environment

      General. In 1998, the Corporation achieved record pre-tax earnings and recorded the lowest level of nonperforming assets since 1981. Strong deposit growth led to an 18.2% increase in total assets during the year. These results continue the trend that began in 1994. After incurring significant operating losses in 1992 and 1993, the Corporation, under new leadership, successfully completed a rights/community equity offering in October 1994, which resulted in $11.7 million of new capital, after expenses. Having reduced nonperforming assets to acceptable levels in recent years, the Corporation once again turned its attention to product innovation, marketing initiatives and growth.

      The Corporation is committed to providing superior service to businesses, professionals, and consumers alike. It has managed to reduce its exposure to large, individual borrower concentrations and introduced two new products in 1997 aimed at its commercial customers. Although the Corporation did not open a new branch office in 1998 as it did in 1997 and 1996, it achieved excellent deposit growth due to the maturation of a calling program and sales culture which were implemented years earlier. Despite these positive efforts and results, the Corporation found it difficult to match its deposit growth with loan growth.

      After exploring various strategic alternatives, the Corporation decided, in late 1998, to seek a merger partner. On December 17, 1998, the Corporation entered into an Agreement and Plan of Merger ("Merger Agreement") with Valley National Bancorp ("Valley"). In accordance with the Merger Agreement, each share of the Corporation's common stock will be exchanged for 0.425 shares of Valley common stock. Also in connection with the Merger Agreement, the Corporation granted Valley an option to acquire 1,608,159 shares of the Corporation's authorized but unissued common stock at an exercise price of $7.50 per share. The proposed transaction is subject to approval by the Corporation's shareholders and certain regulatory authorities. The transaction is expected to be accounted for as a pooling-of-interests.

      Significant changes in individual asset and liability categories are discussed below.

      Federal funds sold dropped $4.6 million between the two year-ends, although the average daily balance for this category rose $2.2 million in 1998 as compared to 1997. A similar situation occurred in 1997, when federal funds sold declined $7.0 million from December 31, 1996 to December 31, 1997 while the average balance increased $1.8 million.

      The Corporation's securities portfolio grew $56.2 million (63.1%) in 1998, from $89.0 million at December 31, 1997 to $145.2 million at December 31, 1998. This growth, mostly in the available for sale portfolio, was made possible by deposit growth. In 1997, deposit growth and reductions in the due from banks and federal funds sold categories made a $21.0 million increase in the securities portfolio possible.

      Loans increased only $693,000 in 1998, following a $4.0 million increase in 1997. In both years, significant loan paydowns offset new loan originations resulting in a very modest level of growth. Other factors contributing to the lack of meaningful loan growth over the last few years are management's efforts to reduce existing loan concentrations and increased competition for business loans.

      Premises and equipment, other real estate and other assets each recorded very small balance decreases in 1998 and 1997.

      The Corporation's intangible assets were $501,000, $621,000 and $869,000 at December 31, 1998, 1997 and 1996, respectively. The decrease in both 1998 and 1997 was due to normal amortization. At December 31, 1998, the balance of intangible assets consisted solely of a core deposit premium.

      Deposit growth for the years ended December 31, 1998 and 1997 totaled $45.7 million (18.3%) and $9.9 million (4.1%). All deposit categories grew in 1998, with the largest increases being recorded in the interest-bearing demand ($13.7 million) and savings ($14.0 million) categories. The 1997 increase was spread among all categories of deposits except time deposits under $100,000.

      General. The Corporation's results of operations are dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. The Corporation's net income is also affected by the generation of noninterest income, which primarily consists of service fees on deposit accounts and commissions earned by a brokerage affiliate. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets. In addition, net income is affected by the level of operating expenses and establishment of loan loss reserves and ORE valuation allowances.

      The operations of the Corporation and the entire banking industry are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the market area.

      Prior to 1997, the level of the Corporation's nonperforming assets significantly affected the Corporation's operating results due to the amounts of the provisions for loan losses, which are charged against income, as well as the expenses and losses related to ORE. The Corporation's nonperforming assets increased dramatically beginning in 1990 and reached their highest level of $49.4 million, or 16.0% of total assets, at June 30, 1993. Nonperforming assets were subsequently $3.4 million at December 31, 1996. Despite these reductions, expenses related to ORE and nonperforming loans remained at high levels. ORE operating expenses and valuation adjustments totaled $1.0 million, $2.8 million, and $2.2 million for the years ended December 31, 1996, 1995, and 1994, respectively, while the provision for possible loan losses was $400,000, $500,000, and $1.2 million for those respective years. In addition, loss of interest income, legal expenses and management time spent on ORE management and disposition further reduced earnings during those years. By December 31, 1998, nonperforming assets declined further to $2.4 million, or .72% of total assets, while ORE operating expenses and valuation adjustments resulted in a $2,000 credit in 1998.

      All of the remaining ORE properties are under contract of sale as of December 31, 1998. It is expected that they will be disposed of in 1999 and that ORE-related expenses incurred prior to their sale will be minimal.

                              Results Of Operations

      Net Income. The Corporation recorded net income of $3.9 million for the year ended December 31, 1998, an increase of $718,000 (22.4%) over the $3.2 million of net income for the prior year. On a pre-tax basis, the Corporation earned $6.2 million, $5.1 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The principal reason for the increases in 1998 and 1997 is net interest income, which increased $646,000 in 1998 and $1.0 million in 1997 over prior year totals. A $205,000 reduction in the provision for possible loan losses and a $258,000 increase in other income also contributed to the 1998 increase. A reduction of $192,000 in other income and a $80,000 increase in the provision for possible loan losses helped to offset a part of the 1997 increase.

      Net Interest Income. The largest component of the Corporation's earnings is its net interest income. Net interest income represents the income earned, principally on loans and investments, less interest paid, principally on deposits. Net interest income on a tax-equivalent basis increased $740,000, going from $13.5 million for the year ended December 31, 1997 to $14.3 million for the year ended December 31, 1998. A volume-related increase of $1.5 million was offset in part by a $758,000 rate-related decrease. The volume increase was due to a $41.1 million rise in average earning assets while the rate decrease was caused by a 48 basis point drop in the net interest spread. All but $2.3 million of the increase in interest-earning assets came in the securities portfolio, which increased $39.8 million (50.1%). A $14.2 million rise in average mortgage-backed securities and a $12.6 million rise in corporate securities are the two largest increases by type and represent the majority of the overall increase. The 48 basis point drop in the net interest spread was due to a 40 basis point decline in the yield on earning assets and an eight basis point rise in the cost of interest-bearing liabilities.

      In 1997, net interest income on a tax-equivalent basis increased $1.1 million compared to 1996. The increase was due to a $1.4 million volume-related rise caused by a $24.9 million increase in average interest-earning assets which was partially offset by a $316,000 rate-related decline due to a 20 basis point drop in the net interest spread. Again, the securities portfolio was responsible for the largest increase in interest-earning assets - $17.8 million (28.9%). Average federal funds sold rose $1.8 million, while total loans made up the balance of the increase with a rise of $5.3 million. Most of the loan growth was in the commercial loans category, which increased $5.2 million. A $1.5 million increase in installment loans was nearly offset by a $1.4 million reduction in residential mortgage loans.

      Average Balances, Interest and Average Yields and Rates. The following table sets forth certain information relating to the Corporation's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated. The table presents information for the fiscal years indicated with respect to the interest rate spread, which financial institutions have traditionally used as an indicator of profitability. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The combined effect of the interest rate spread and the relative amounts of interest-earning assets and interest-bearing liabilities is measured by the net interest margin, which is calculated by dividing tax-equivalent net interest income by average interest-earning assets.

===================================================================================================================================
                                                                           Year ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                         1998                                   1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Average                               Average
                                            Average                   Yield/       Average                  Yield/          Average
                                            Balance    Interest        Cost        Balance     Interest      Cost           Balance
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Assets:
 Interest-earning assets:
   Interest-bearing time deposits ...      $     --    $    --            --%       $    899     $    52        5.78%      $    923
  Securities:
   Taxable ..........................       110,337      6,425          5.82          75,039       4,545        6.06         60,467
   Nontaxable (tax-equivalent basis)          8,965        600          6.69           4,424         325        7.35          1,197
  Federal funds sold ................        11,336        617          5.44           9,146         506        5.53          7,354
  Loans (net of unearned income) (1):
   Commercial and commercial
    real estate (2) .................       120,557     10,489          8.70         117,372      10,308        8.78        112,124
   Residential real estate (3) ......         5,384        442          8.21           6,766         570        8.42          8,152
   Installment ......................        39,489      3,268          8.28          41,306       3,539        8.57         39,849
------------------------------------------------------------------------------------------------------------------------------------
    Total loans .....................       165,430     14,199          8.58         165,444      14,417        8.71        160,125
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets ...       296,068     21,841          7.38         254,952      19,845        7.78        230,066
------------------------------------------------------------------------------------------------------------------------------------
 Nonearning assets:
  Cash and due from banks ...........        10,802                                   11,512                                 10,157
  Other assets ......................        11,737                                   12,200                                 13,996
  Allowance for possible loan losses         (4,370)                                  (4,884)                                (5,345)
------------------------------------------------------------------------------------------------------------------------------------
   Total nonearning assets ..........        18,169                                   18,828                                 18,808
------------------------------------------------------------------------------------------------------------------------------------
     Total assets ...................      $314,237                                 $273,780                               $248,874
====================================================================================================================================
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Interest-bearing demand deposits ..      $ 40,386    $   488          1.21%       $ 32,006     $   360        1.12%      $ 27,388
  Savings deposits ..................        94,486      2,973          3.15          81,468       2,439        2.99         74,549
  Time deposits .....................        74,363      3,833          5.15          68,750       3,470        5.05         68,608
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits ..       209,235      7,294          3.49         182,224       6,269        3.44        170,545
  Other borrowings ..................         5,202        260          5.00             628          29        4.62             35
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       214,437      7,554          3.52         182,852       6,298        3.44        170,580
------------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
  Demand deposits ....................       63,938                                   58,035                                 48,048
  Other liabilities ..................        3,330                                    2,841                                  2,695
------------------------------------------------------------------------------------------------------------------------------------
   Total noninterest-bearing
    liabilities ......................       67,268                                   60,876                                 50,743
 Stockholders' equity ................       32,532                                   30,052                                 27,551
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders'
    equity ...........................     $314,237                                 $273,780                               $248,874
====================================================================================================================================
Net interest income
 (tax-equivalent basis)                                 14,287                                    13,547
Tax-equivalent adjustment                                 (204)                                     (110)
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                   $14,083                                   $13,437
====================================================================================================================================
Net interest spread
 (tax-equivalent basis)                                                 3.86%                                   4.34%
====================================================================================================================================
Net interest margin
 (tax-equivalent basis)                                                 4.83%                                   5.31%
====================================================================================================================================
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                 138.07%                                  139.43%                                134.87%
====================================================================================================================================

=============================================================================
                                               Year ended December 31
-----------------------------------------------------------------------------
                                                    1996
-----------------------------------------------------------------------------
                                                               Average
                                                               Yield/
                                                  Interest      Cost
-----------------------------------------------------------------------------
                                                   (Dollars in thousands)
Assets:
 Interest-earning assets:
   Interest-bearing time deposits ...          $    56        6.07%
  Securities:
   Taxable ..........................            3,693        6.11
   Nontaxable (tax-equivalent basis)               120        9.86
  Federal funds sold ................              397        5.40
  Loans (net of unearned income) (1):
   Commercial and commercial
    real estate (2) .................            9,781        8.72
   Residential real estate (3) ......              702        8.61
   Installment ......................            3,510        8.81
-----------------------------------------------------------------------------
    Total loans .....................           13,993        8.74
-----------------------------------------------------------------------------
    Total interest-earning assets ...           18,259        7.94
-----------------------------------------------------------------------------
 Nonearning assets:
  Cash and due from banks ...........
  Other assets ......................
  Allowance for possible loan losses
-----------------------------------------------------------------------------
   Total nonearning assets ..........
-----------------------------------------------------------------------------
     Total assets ...................
================================================================================
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Interest-bearing demand deposits ..          $   335        1.22%
  Savings deposits ..................            2,032        2.73
  Time deposits .....................            3,435        5.01
-----------------------------------------------------------------------------
   Total interest-bearing deposits ..            5,802        3.40
  Other borrowings ..................                2        5.71
-----------------------------------------------------------------------------
   Total interest-bearing liabilities            5,804        3.40
-----------------------------------------------------------------------------
 Noninterest-bearing liabilities:
  Demand deposits ....................
  Other liabilities ..................
-----------------------------------------------------------------------------
   Total noninterest-bearing
    liabilities ......................
 Stockholders' equity ................
-----------------------------------------------------------------------------
   Total liabilities and stockholders'
    equity ...........................
================================================================================
Net interest income
 (tax-equivalent basis)                         12,455
Tax-equivalent adjustment                          (41)
-----------------------------------------------------------------------------
 Net interest income                           $12,414
================================================================================
Net interest spread
 (tax-equivalent basis)                                       4.54%
================================================================================
Net interest margin
 (tax-equivalent basis)                                       5.41%
================================================================================
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities
================================================================================

(1) Average balances include nonaccrual loans. Loan fees and costs are included in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".

(2)   Includes construction loans.

(3)   Includes loans held for sale.

      Rate/Volume Analysis. The following table allocates the period-to-period changes in the Corporation's various categories of interest income and interest expense between changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate) and changes due to changes in rate (change in rate multiplied by prior year's volume). Interest on nontaxable securities has been adjusted to a fully taxable-equivalent basis by the amount of taxes which would have been paid at a federal income tax rate of 34%. Changes due to changes in rate-volume (changes in rate multiplied by changes in volume) have been allocated proportionately between changes in volume and changes in rate.

=================================================================================================================
                                                                  Year ended December 31
-----------------------------------------------------------------------------------------------------------------
                                                    1998 vs. 1997                         1997 vs. 1996
-----------------------------------------------------------------------------------------------------------------
                                                   Increase (Decrease)                    Increase (Decrease)
                                                   Due to                                 Due to
                                            Volume       Rate       Total            Volume     Rate     Total
-----------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Interest income:
  Interest-bearing time deposits ......    $  (26)     $ (26)    $  (52)             $   (1)    $  (3)    $   (4)
  Loans ...............................        (1)      (217)      (218)                471       (47)       424
  Securities:
   Taxable ............................     2,066       (186)     1,880                 882       (30)       852
   Nontaxable .........................       306        (31)       275                 242       (37)       205
  Federal funds sold ..................       119         (8)       111                  99        10        109
-----------------------------------------------------------------------------------------------------------------
   Total interest income ..............     2,464       (468)     1,996               1,693      (107)     1,586
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits and interest-bearing
   demand deposits ....................       498        164        662                 254       178        432
  Time deposits .......................       292         71        363                   7        28         35
  Other borrowings ....................       176         55        231                  24         3         27
-----------------------------------------------------------------------------------------------------------------
   Total interest expense .............       966        290      1,256                 285       209        494
-----------------------------------------------------------------------------------------------------------------
  Changes in net interest income ......    $1,498      $(758)    $  740              $1,408     $(316)    $1,092
=================================================================================================================

      Interest Income. Interest income on a tax-equivalent basis rose $2.0 million (10.1%) in 1998, reaching $21.8 million in 1998 from $19.8 million in 1997. The $2.0 million rise resulted from volume-related increases totaling $2.5 million being offset in part by rate-related decreases of $468,000.

      Most of the increase in interest income came from the securities portfolio, which gained $2.2 million (44.3%) over the 1997 total. This increase was primarily volume related, as average taxable securities rose $35.3 million (47.0%) and average nontaxable securities increased $4.5 million (102.6%), resulting in a combined increase of $2.4 million. These gains were partially offset by the 24 and 66 basis point declines in the respective yields on these securities categories. Funding for the purchase of securities during 1997 came primarily from deposit growth. Another $111,000 of the increase in interest income came from federal funds sold, which experienced a $2.2 million increase in average balance and nine basis point drop in rate. A reduction of $52,000 in interest income resulted from an interest-bearing time deposit which matured in 1997 and was not renewed.

      The $218,000 reduction in interest income due to loans was almost all rate-related. Each major loan category showed a drop in average yields, with the largest decline being the 29 basis point drop in the installment loan category. The average balance of total loans decreased slightly with a $14,000 decline, as the $3.2 increase in average commercial and commercial real estate loans was more than offset by declines of $1.8 million and $1.4 million in the installment and mortgage categories, respectively.

      In 1997, interest income on tax-equivalent basis increased $1.6 million (8.7%), rising from $18.2 million for 1996 to $19.8 million for 1997. As the chart above illustrates, volume-related increases of $1.7 million were offset slightly by rate-related decreases of $107,000. Average interest-earning assets increased $24.9 million (9.6%), which more than offset a 16 basis point decline in the yield on those assets.

      The securities portfolio accounted for the largest increase in interest income in 1997. The $1.1 million (27.7%) increase in interest income resulted from a $14.6 million rise in average taxable securities and a $3.2 million jump in average nontaxable securities. These increases more than offset the five and 251 basis point reductions in the respective yields on these securities. Since nonearning assets in 1997 averaged only $20,000 more than in 1996, the funding for the purchase of securities in 1997 came directly from deposit growth. Federal funds sold contributed $109,000 to the interest income increase in 1997, largely due to the $1.8 million rise in average federal funds sold outstanding. Rates on federal funds sold averaged 13 basis points more in 1997 than in 1996, reflecting prevailing daily rates.

      Loans provided $424,000 of 1997's increase in interest income. Despite strong loan originations during the year, average loans outstanding only grew $5.3 million in 1997 versus 1996 due to a high level of loan paydowns. The $471,000 increase in interest income related to that growth was virtually all in the commercial and commercial real estate category. This category of loans also experienced a six basis point rise in yield in 1997 compared to 1996. Installment loans averaged almost $1.5 million more in 1997 than in 1996, but a 24 basis point decline in the average yield reduced the increase in interest income in 1997 to just $29,000. The mortgage loan portfolio continued to pay down, resulting in a $1.4 million reduction in 1997 average balances. The average yield on these mortgage loans also dropped, contributing to an overall $132,000 decrease in interest income.

      Interest Expense. Total interest expense increased $1.3 million (19.9%) in 1998, reaching $7.6 million for the year ended December 31, 1998 as compared to $6.3 million for the prior year. The majority ($966,000) of this increase was due to a $31.6 million (17.3%) increase in average interest-bearing liabilities; the remainder was due to an eight basis point increase in the average rate paid on those liabilities. The savings category accounted for the largest gain in average balance with a $13.0 million (16.0%) increase, while interest-bearing demand, time and other borrowings posted increases of $8.4 million (26.2%), $5.6 million (8.2%) and $4.6 million (728.3%), respectively. Management believes that these deposit increases are due to the continued calling efforts of branch managers, loan officers and senior officers which have resulted in new deposit relationships. More than one half of the increase in average other borrowings is the result of a leverage strategy whereby wholesale reverse repurchase agreements were used to fund securities purchases. This borrowing position was liquidated in the fourth quarter of 1998. Each major category of interest-bearing liabilities had a rise in the average rate paid in 1998 versus 1997. Interest-bearing demand, savings and time deposits had increases of nine, 16 and 10 basis points, respectively. The rise in the savings category was the result of a continued migration of funds from lower yielding savings products to higher yielding savings products.

      Total interest expense increased $494,000 (8.5%) from $5.8 million for the year ended December 31, 1996 to $6.3 million for the year ended December 31, 1997. An increase of $12.3 million of average interest-bearing liabilities was responsible for $285,000 of the increase, while the remaining $209,000 was due to a modest four basis point increase in the average rate paid on those liabilities. The bulk of the increase in average interest-bearing liabilities came in the interest-bearing demand and savings categories, which rose $4.6 million (16.9%) and $6.9 million (9.3%), respectively. Average time deposits increased only $142,000 in 1997 and a new repurchase agreement product made up the remainder of the increase with a rise of $593,000 in other borrowings. Although the average rate paid on interest-bearing demand deposits fell ten basis points in 1997, this had no effect on average balances because of the transactional nature of these deposits. However, within the savings category, there was a definite movement towards the higher rate products in 1997, causing a 26 basis point increase in the average rate. The average rate paid on time deposits increased only four basis points in 1997. The average rate paid on other borrowings dropped 109 basis points, reflecting the lower daily rates prevailing in 1997 versus 1996.

      Provision for Possible Loan Losses. The provision for possible loan losses was $275,000, $480,000, and $400,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The reductions in the provision in 1998 compared to 1997 and 1996 and in the three years as a whole compared to provisions taken in 1992 to 1994 reflect the overall increase in loan quality, the continued reduction of nonperforming assets and the further reduction of loan concentrations. Loan charge-offs have increased slightly from $941,000 in 1996 to $1.1 million in 1997 and $1.3 million in 1998. These levels are well below the $3.7 million and $2.5 million charged off in 1995 and 1994, respectively. Loan recoveries totaled $1.1 million in 1998, up from $134,000 in 1997 and $803,000 in 1996. Management remains optimistic that continued collection efforts will result in significant future recoveries.

      The provision for possible loan losses is determined by management based on its analysis of certain prevailing factors, including a review of the financial status and credit standing of borrowers, real estate appraisals, prior loss experience and management's judgment as to prevailing and anticipated economic conditions within the Corporation's market area. For additional information, see "Financial Condition and Recent Operating Environment -- General" and "Asset Quality -- Allowance for Possible Loan Losses."

      Other Income. Total other income increased $119,000 (5.5%) in 1998, going from $2.2 million for the year ended December 31, 1997 to $2.3 million in 1998. A major component of the increase was a $62,000 (16.5%) rise in brokerage commissions in 1998 over 1997. A second licensed broker was added in the third quarter of 1998 to bolster this operation. In addition, interest recoveries and gains on sales of ORE during 1998 exceeded the 1997 total by $33,000. A small decrease of $23,000 (1.7%) in service charges on deposit accounts offset these gains in part.

      Other income declined $192,000 (8.1%) from $2.4 million for the year ended December 31, 1996 to $2.2 million for 1997. The major reason for the decrease is that there were almost $220,000 of prior year interest recoveries and gains on sales of other real estate in 1996 and only $26,000 of interest recoveries in 1997. Commissions from the Corporation's brokerage affiliate rose nicely in 1997, increasing $64,000 (20.5%) over the 1996 total, This increase was offset in part by a $24,000 (1.7%) decrease in service charges on deposit accounts.

      Other Expense. Total other expense decreased $72,000 in 1998 compared to 1997. The primary reason for the decline is a $269,000 decrease in ORE valuation adjustments in 1998. This decrease was due to the reversal of a $139,000 valuation reserve against ORE which was established prior to 1998. The reserve was deemed to be no longer needed because all three of the ORE properties were under contract of sale at December 31, 1998 and expected to fully realize their carrying value before consideration of the valuation reserve. Also, other expense decreased $156,000 (5.5%) in 1998, largely due to a $102,000 drop in legal expense. These decreases were partially offset by a $328,000 (6.1%) rise in salaries and employee benefits in 1998 over 1997. A number of factors contributed to the increase in salaries and employee benefits. A total of $73,000 in salaries, commissions and payroll taxes were paid in excess of 1997 amounts to staff a branch office which opened in the third quarter of 1997. Providing health, dental and life insurance for employees cost $60,000 more in 1998 than in 1997. The employer match and plan expenses of the Corporation's 401k retirement plan increased by a combined $26,000 in 1998 versus 1997. Commissions paid as part of incentive compensation in 1998 (excluding amounts paid to the above referenced branch) aggregated $363,000 in 1998, an increase of $74,000 (25.6%). Normal merit raises make up the balance of the increase.

      Total other expense declined $26,000 from 1996 to 1997. A $798,000 reduction in ORE operating expenses and valuation adjustments was almost entirely offset by increases of $596,000, $72,000, and $101,000 in salaries and employee benefits, occupancy expenses, and equipment expense, respectively. The decline in ORE expenses was a direct result of the reduction of properties held for sale. The increase in salaries and employee benefits was the result of several factors. First, the average number of full-time equivalent employees increased by 6.54 employees in 1997 versus 1996, primarily due to the staffing of the two newest branch offices. Second, the expense accrual required for performance-based stock options increased $188,000 in 1997 compared to 1996, largely a result of the rise in the Corporation's stock price. Merit raises account for the balance of the increase. The occupancy and equipment expense increases were almost entirely due to the two newest branch offices; their combined expense for these categories was $162,000 higher in 1997 than in 1996, when the first of these branches opened in August.

Year 2000. The Corporation utilizes software and related technologies throughout its business that will be affected by the century date change in the year 2000 ("Y2K"). During 1997, a committee comprised of the entire senior management team and other key associates was formed to determine the full scope and related costs of this problem to insure that the Corporation's systems continue to meet its internal needs and those of its customers.

      The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change, the year 2000 leap year, and other significant dates. It has evaluated the criticality of each and assigned a code ranging from 1 - High to 4 - Not Critical.

      A plan of action for each item was developed which includes tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Corporation's primary accounting software does not read the century date change correctly, it is possible that borrowers' and depositors' accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point where the Corporation would halt operations until a remedy was put in place. Thus, the Corporation's primary accounting system is considered to be a mission critical item and was assigned a 1-High code. On the positive side, the accounting system's vendor has represented to the Corporation that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by the Federal Financial Institution Examination Council. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Corporation's borrowers who have indebtedness in excess of $250,000. The evaluation, now completed, was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Corporation believes that the Y2K issue poses a low risk to a large majority of its borrowers.

      The project is currently in the second or testing phase. Written testing plans have been prepared for all items assigned a High or Moderate criticality code. Testing has been completed on the majority of these applications. Testing of the Corporation's most critical application, its primary accounting software system, is ongoing. The vendor of this system has supplied the Corporation with a utility program which will allow the system's operating date to be advanced. The vendor has also provided the Corporation with a copy of its internal test of the system for Y2K compatibility. To date, the Corporation has advanced the system's operating date to March 1, 2000 and is satisfied with the results. In addition, the results of the sixty internal tests provided by the vendor have been reviewed for their adequacy. The Corporation expects to have tests of all items coded High or Moderate completed by June 30, 1999.

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

      Income Taxes. The Corporation recorded income tax provisions of $2.2 million, $1.9 million and $1.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. The effective tax rate of 36.2% in 1998 was lower than the 37.3% rate for 1997 due to a higher level of nontaxable income and the reactivation of a New Jersey investment corporation subsidiary, which is taxed by New Jersey at a lower rate than a regular corporation.The 1996 provision includes the effect of the reversal of $496,000 of tax reserves no longer deemed necessary.

      At December 31, 1998, the Corporation had no federal or state net operating loss carry forwards.

      Federal income tax returns for the years 1991, 1992 and 1993 were examined by the Internal Revenue Service. Audit adjustments assessed during 1996 as a result of this examination were immaterial.

                               Interest Rate Risk

      Interest rate risk is inherent in the Corporation's core activities of lending, investing and soliciting deposits. Because there is a difference between the amount of the Corporation's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified time periods, the Corporation is exposed to risk resulting from interest rate fluctuations. The Corporation defines interest rate risk simply as the risk that the Corporation's earnings will change when interest rates change. Managing interest rate risk is the province of the Corporation's Asset/Liability Management Committee ("ALCO"). ALCO meets at least monthly to review the interest rate sensitivity of the Corporation's assets and liabilities, as well as to regulate the Corporation's flow of funds and to coordinate the sources, uses and pricing of such funds. ALCO's objective in structuring and pricing the Corporation's assets and liabilities is to maintain an acceptable interest rate spread while minimizing the negative effects of changes in interest rates.

      The Corporation monitors and controls interest rate risk through a variety of techniques including use of an interest rate sensitivity model and traditional interest rate sensitivity gap analysis. The model is used monthly to project future net interest income and to estimate the effect on projected net interest income of various changes in interest rates and balance sheet growth rates. Through the model, management attempts to simulate future interest rate behavior based on past behavior and the current competitive environment. Traditional gap analysis involves arranging the Corporation's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.

      The interest rate sensitivity model requires, among other things, estimates of: (1) the magnitude and timing of changes in yields and costs on individual categories of interest-earning assets and interest-bearing liabilities in response to changes in market interest rates; (2) future cash flows; (3) prepayment and early redemption rates; and (4) balance sheet growth rates.

      Gap analysis requires estimates as to when individual categories of interest sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Like sensitivity modeling, gap analysis does not take into account the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

      Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. For example, the rate shocks used in the table below assume that year-end interest rates change immediately and that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Past interest rate behavior suggests that rates rarely change as described above. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Corporation's net interest income.

      The base case information in the following table shows an estimate of the Corporation's net interest income for 1999 assuming that both interest rates and the Corporation's interest sensitive assets and liabilities remain at December 31, 1998 levels. The rate shock information shows estimates of net interest income for 1999 assuming rate shocks of plus 100 and 200 basis points and minus 100 and 200 basis points. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a "forward looking statement" within the meaning of that term as set forth in Rule 175 of the Securities Act of 1933 and Rule 36-6 of the Securities Act of 1934.

================================================================================
                                                 Net Interest Income for 1999
--------------------------------------------------------------------------------
                                                                  % Change
                                                                     From
Rate Scenario                                     Amount          Base Case
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
+200 basis point rate shock..................  $13,162              (4.65)%
+100 basis point rate shock..................   13,437              (2.66)
Base Case ...................................   13,804                 --
-100 basis point rate shock..................   13,540              (1.91)
-200 basis point rate shock..................   12,034              (5.58)
================================================================================

      Although there are more interest-bearing liabilities that would reprice with a change in interest rates than there are interest-earning assets, a shock and sustained decrease of 100 basis points in rates would result in a decrease in net interest income because of differences in the timing of the repricing of these assets and liabilities. A further decrease in net interest income occurs when a 200 basis point shock is applied because certain categories of interest-bearing liabilities cannot absorb a 200 basis point rate decline due to their current rates being below 2% or because of assumed rate floors. When rates are assumed to increase 100 and 200 basis points, net interest income decreases slightly because the negative effect on net interest income of having a greater volume of interest-bearing liabilities reprice than interest-earning assets outweighs the positive effect of their repricing slower than the assets.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which are expected to mature or reprice in each of the time periods shown:

====================================================================================================================================
                                                      Three     Over Three     Over One
                                                     Months      Months to      Year to      Over      Noninterest-
Total                                   Immediate    or Less     One Year     Five Years  Five Years     Sensitive   Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Assets:
 Loans, net (1) .....................   $49,969    $   8,104     $ 22,881     $ 34,255    $49,817     $     --     $165,026
 Securities .........................        --       40,919        7,320       83,861     13,087           --      145,187
 Federal funds sold .................     6,100           --           --           --         --           --        6,100
 Cash and other assets ..............        --           --           --           --         --       21,449       21,449
------------------------------------------------------------------------------------------------------------------------------------
  Total assets ......................   $56,069    $  49,023     $ 30,201     $118,116    $62,904     $ 21,449     $337,762
====================================================================================================================================
Liabilities and stockholders' equity:
 Demand deposits ....................   $    --    $  48,206     $     --     $     --    $    --     $ 69,623     $117,829
 Savings and time deposits (2) ......        --      124,625       40,273       12,716         17           --      177,631
  Securities sold under agreements to
    repurchase ......................     4,536           --           --           --         --           --        4,536
 Other liabilities ..................        --           --           --           --         --        3,744        3,744
 Stockholders' equity ...............        --           --           --           --         --       34,022       34,022
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity ...........................   $ 4,536    $ 172,831     $ 40,273     $ 12,716    $    17     $107,389     $337,762
====================================================================================================================================
Interest rate sensitivity gap .......   $51,533    $(123,808)    $(10,072)    $105,400    $62,887     $(85,940)
Interest rate sensitivity gap as a
 percentage of total assets .........      15.3%       (36.7)%       (3.0)%     31.2%        18.6%       (25.4)%
Cumulative interest rate
 sensitivity gap ....................   $51,533    $ (72,275)    $(82,347)    $ 23,053    $85,940           --
Cumulative interest rate
 sensitivity gap as a percentage
  of total assets ...................      15.3%       (21.4)%     (24.4)%         6.8%      25.4%
====================================================================================================================================

(1) The allowance for possible loan losses is included in the over one year to five years category. No effect is given to anticipated loan prepayments.

(2) Money market accounts are included in the three months or less category, based on the Corporation's recent experience of repricing such deposits every three months or less. It is the opinion of management, however, that a significant portion of these accounts is not interest sensitive.

                                  Asset Quality

      The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans, nonperforming assets and restructured loans. Each component is discussed in greater detail below. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and ORE. It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Consumer loans not secured by real estate generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due. Prior to 1995, loans were considered restructured loans if, for economic or legal reasons, a concession had been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation had restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. ORE includes both loan collateral that has been formally repossessed and collateral that is in the bank's possession and under its control without legal transfer of title.

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

====================================================================================================================================
                                                                                                   December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1998         1997         1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In thousands)
Delinquent loans 30 - 89 days past due ..........................       $  541       $3,256       $1,023       $ 3,644       $ 4,725
====================================================================================================================================
Nonaccrual loans:
 Commercial and commercial real estate ..........................       $  298       $  490       $  886       $ 3,459       $ 6,617
 Residential real estate mortgage ...............................          146          211          104           375           509
 Installment ....................................................           --           44           63           356           422
------------------------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans ........................................          444          745        1,053         4,190         7,548
------------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more:
 Commercial and commercial real estate ..........................           --            8           46            37            20
 Residential real estate mortgage ...............................           59          104           61            53           216
 Installment ....................................................           --           --           45            51             4
------------------------------------------------------------------------------------------------------------------------------------
  Total loans past due 90 days or more ..........................           59          112          152           141           240
------------------------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans .....................................       $  503       $  857       $1,205       $ 4,331       $ 7,788
====================================================================================================================================
ORE, net (1) ....................................................       $1,920       $2,192       $2,211       $ 4,408       $ 9,995
====================================================================================================================================
Total nonperforming assets ......................................       $2,423       $3,049       $3,416       $ 8,739       $17,783
====================================================================================================================================
Restructured loans ..............................................       $1,260       $1,475       $1,540       $ 1,702       $ 5,983
====================================================================================================================================
  Total nonperforming assets and restructured loans .............       $3,683       $4,524       $4,956       $10,441       $23,766
====================================================================================================================================

(1) Loans are classified as ORE when the Corporation has taken possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

      During the year ended December 31, 1998, gross interest income of $123,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. Interest on such loans included in income during such period amounted to $56,000. Gross interest income of $79,000 would have been recorded on restructured loans if the loans had been current throughout the period in accordance with their original terms. Interest on such loans included in income during such period amounted to $75,000.

      Nonperforming assets continued to decline in 1998, going from $3.0 million at December 31, 1997 to $2.4 million at December 31, 1998. Loans past due 90 days or more decreased $53,000 during 1998, while ORE declined by $272,000 during the same period. Nonaccrual loans decreased $301,000 in 1998. Nonaccrual loan activity during the year included the payment in full of a $44,000 installment loan and additions, paydowns, and charge-offs of $1.3 million, $366,000 and $60,000, respectively, in commercial loans and $152,000, $196,000 and $21,000 respectively, in mortgage loans. In addition, one commercial loan for $1.1 million was returned to accruing status. A $1.4 million restructured loan at December 31, 1997 was removed from restructured status during 1998 due to the improved financial status of the borrower and continued payment performance, but was replaced by two loans totaling $1.3 million which were performing in accordance with their restructured terms at December 31, 1998.

      The dramatic reduction in nonperforming assets from $17.8 million at December 31, 1994 to $3.4 million at December 31, 1996 was primarily due to charge-offs taken in that period, ORE asset sales and management's long-term efforts to work with its borrowers to maximize recoveries.

      In 1998 and 1997, ORE-related expenses were much lower than in preceding years. Management expects to sell the remaining ORE properties in the first half of 1999 and has instituted policies and procedures to help minimize the risk of future loan quality deterioration.

      Management believes that the economy in the Corporation's market has stabilized since 1994. However, a significant increase in interest rates or other changes in economic factors that adversely affect the ability of the Corporation's borrowers and prospective purchasers of its ORE to service real estate-related indebtedness may have a negative impact on the amounts ultimately realized upon the collection of loans or the disposition of nonperforming assets.

      Nonaccrual and Delinquent Loans. When a loan is classified as nonaccrual, interest which was accrued but unpaid during the year the loan was classified nonaccrual is reversed from income, and any interest which was accrued during the prior year but was unpaid is charged off against the allowance for possible loan losses. While a loan is classified as nonaccrual, all collections are applied as reductions of principal outstanding. Nonaccrual loans (including those with partial charge-offs) may be returned to accrual status, even though the loans are not current with respect to the contractual payments, provided two criteria are met: (i) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (ii) there is a sustained period of recent repayment performance (at least six months) by the borrower in accordance with the contractual terms. Loans that meet the above criteria would be classified as past due, as appropriate, until they have been brought fully current.

      The following table sets forth the types of loans comprising the Corporation's nonperforming loans at December 31, 1998:

====================================================================================================================================
                                                                                                   Loans 90 Days      Nonaccrual
                                                                                                 or More Past Due        Loans
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
One-to four-family residential real estate.................................................             $59               $344
Commercial and industrial..................................................................              --                100
------------------------------------------------------------------------------------------------------------------------------------
  Total....................................................................................             $59               $444
====================================================================================================================================

      Restructured Loans. The Corporation has restructured loans in cases where a borrower has been able to demonstrate a reasonable ability to meet the restructured debt service obligation. As used herein, the term "restructured loan" means a restructured loan on accrual status. At December 31, 1998, 1997 and 1996, the Corporation's restructured loans totalled $1.3 million, $1.5 million and $1.5 million, respectively. A $1.4 million restructured loan at December 31, 1997 was removed from restructured status during 1998 due to the improved financial condition of the borrower and continued payment performance, but was replaced by two loans totaling $1.3 million. Both of these loans were performing in accordance with their restructured terms at December 31, 1998.

      Impaired Loans. Accounting standards require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loans' observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

      The Corporation's impaired loans totaled $1,558,000 and $2,164,000 at December 31, 1998 and 1997, respectively, the amount of its commercial nonaccrual and restructured loan portfolios and other qualifying loans. All such loans are collateralized with real estate and have been written down to the fair value of the collateral. Since the Corporation's recorded investment in these loans is less than or equal to the fair value of the collateral, no valuation allowances were required.

      Other Real Estate. Other real estate includes both loan collateral that has been formally repossessed and collateral that is in the Corporation's possession and under its control without legal transfer of title. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. All of the Corporation's ORE is located in northern New Jersey.

      At December 31, 1998, ORE consisted of one parcel of raw land carried at $1.4 million, two parcels of residential building lots carried at a total of $414,000, and one residence carried at $141,000. The general valuation allowance of $139,000 that existed at December 31, 1997 was reversed in 1998 due to the fact that all properties were under contract of sale at December 31, 1998 and were expected to realize their carrying value.

      Although management believes that the aforementioned contracts of sale will close in the first half of 1999, unforeseen economic events could cause the postponement or cancellation of these contracts or reduce the amounts ultimately realized at the closings.

      Other. Loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms amounted to $41,000 at December 31, 1998. This total consisted of eight installment loans. The decrease in this category from the prior year end total of $2.4 million is primarily due to a change in the status of one $2.2 million loan. This loan, part of a $15.0 million concentration (at December 31, 1997) to a group of affiliated borrowers, was deemed to be impaired in March, 1998. Approximately one-half of the loan was placed on nonaccrual status at March 31, 1998 but was subsequently restructured and returned to performing status as of June 30, 1998; the remainder was charged off.

      Asset Concentrations. The Bank's loan portfolio has certain concentrations of affiliated borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $25,577,000 (15.1% of total loans) and $31,245,000 (18.5%) at December
31, 1998 and 1997, respectively. All outstanding loans to these affiliated borrowers were performing in accordance with either their original or modified terms on those dates. The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate balance of $13,050,000 and $15,011,000 at December 31, 1998 and 1997, respectively. A majority of these loans is secured by first mortgages on commercial properties where third-party loan payments paid directly to the Bank are the primary source of repayment.

      A second relationship consists of loans primarily for the construction or renovation of condominium units, totaling $7,152,000 and $8,209,000 at December 31, 1998 and 1997 respectively.

      The third concentration involves loans to certain affiliated real estate development companies whose principal owners have had a longstanding relationship with the Bank. Outstanding balances for this group at December 31, 1998 and 1997 were $5,375,000 and $8,025,000, respectively. At December 31,
1998, management believes all loans within these concentrations, including adversely classified loans, were properly valued on the Corporation's books.

      At December 31, 1998 and 1997, commercial real estate mortgage and construction loans totalled $114.4 million and $105.7 million and represented 67.4% and 62.5%, respectively, of the Corporation's total loan portfolio. Substantially all of the commercial real estate securing such loans is located in northern New Jersey. The ability of borrowers of such loans to repay them in accordance with their terms, and the ability of the Corporation to realize recoveries in the event of their default, are highly dependent upon conditions in the northern New Jersey real estate industry.

      Loan Maturity Schedule. The following table sets forth certain information at December 31, 1998, regarding the dollar amount of commercial and commercial real estate loans and commercial real estate construction loans maturing in the Corporation's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

===================================================================================================================
                                                      Due In One      Due after 1     Due after
                                                     Year or Less   through 5 years    5 years           Total
-------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Commercial and commercial real estate ...............  $33,161         $43,335         $40,343         $116,839
Commercial real estate construction .................    5,552           4,598           1,469           11,619
-------------------------------------------------------------------------------------------------------------------
    Total ...........................................  $38,713         $47,933         $41,812         $128,458
===================================================================================================================
Loans with predetermined interest rates .............  $22,000         $31,831         $38,290         $ 92,121
Loans with floating interest rates ..................   16,713          16,102           3,522           36,337
-------------------------------------------------------------------------------------------------------------------
    Total ...........................................  $38,713         $47,933         $41,812         $128,458
===================================================================================================================

      Allowance for Possible Loan Losses. The Corporation attempts to maintain an allowance for loan losses at a level sufficient to provide for potential losses in the loan portfolio and commitments to lend. The provision for loan losses is determined periodically by senior management based on consideration of several factors including an ongoing review of quality, mix, and size of the portfolio, historical loan loss experience, evaluation of nonperforming loans, assessment of economic conditions and their related effects on the portfolio, and amount and quality of collateral, including guarantees.

      There were no significant changes in the mix of the portfolio in 1998. The Corporation no longer considers conventional residential mortgage loans and this segment of the portfolio is expected to decline as a percentage of the total loan portfolio.

      The Corporation monitors risk in the portfolio through an internal rating system which rates all loans according to the financial condition of the borrower, collateral, management, previous repayment history, and industry and economic conditions. Indicative of the risks identified under this rating system, the Corporation has assigned each a risk code classification and related loss allocation factor (reserve rate) that, in aggregate, is intended to quantify the extent of inherent losses in the portfolio. The reserve rates are reviewed periodically by senior management. Loan ratings and reserve rates are also reviewed periodically by a certified public accounting firm which performs the loan review function for the Corporation.

      The allowance increased by $145,000 (3.1%) to $4,773,000 in 1998, Net charge-offs declined by $837,000 as a $1,011,000 increase in recoveries was partially offset by a $174,000 increase in charge-offs. The provision for loan losses was reduced to $275,000 in 1998 compared to $480,000 in 1997 due to the decline in delinquent and nonaccrual loans.

      Management believes the allowance for possible loan losses at December 31, 1998 of $4.8 million, or 948.9% of nonperforming loans, was adequate. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determinations.

      The following table sets forth summary data related to the Corporation's allowance for possible loan losses, the provision for possible loan losses and charge-off experience for the years indicated:

====================================================================================================================================
                                                                                           Year ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                             1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in thousands)
Loans, net of unearned income (at end of year) (1) .....................   $169,799    $169,106    $165,070    $160,580    $164,345
====================================================================================================================================
Average loans outstanding (2) ..........................................   $165,430    $165,444    $160,125    $157,715    $171,395
====================================================================================================================================
Allowance balance (at beginning of year) ...............................   $  4,628    $  5,115    $  4,853    $  6,501    $  7,499
 Loans charged off:
  Commercial and commercial real estate (3) ............................      1,186         968         824       3,640       2,265
  Residential real estate mortgage .....................................         28           7          18           3          49
  Installment ..........................................................         61         126          99          51         182
------------------------------------------------------------------------------------------------------------------------------------
   Total loans charged off .............................................      1,275       1,101         941       3,694       2,496
------------------------------------------------------------------------------------------------------------------------------------
  Recoveries of loans:
   Commercial and commercial real estate, net (3) ......................      1,068         104         783       1,511         253
   Real estate - mortgage ..............................................          1          --           2           6          --
   Installment .........................................................         76          30          18          29          24
------------------------------------------------------------------------------------------------------------------------------------
    Total recoveries ...................................................      1,145         134         803       1,546         277
------------------------------------------------------------------------------------------------------------------------------------
Net loans charged off ..................................................        130         967         138       2,148       2,219
Provision for the period ...............................................        275         480         400         500       1,221
------------------------------------------------------------------------------------------------------------------------------------
      Allowance balance (at end of year) ...............................   $  4,773    $  4,628    $  5,115    $  4,853    $  6,501
====================================================================================================================================
Allowance for possible loan losses as a percentage of total
 outstanding loans (at end of year) ....................................       2.81%       2.74%       3.10%       3.02%       3.96%
Allowance for possible loan losses as a percentage of
 nonperforming loans (at end of year) ..................................     948.91%     540.02%     424.48%     112.05%      83.47%
Net loans charged off as a percentage of average loans outstanding .....        .08%        .58%        .09%       1.36%       1.29%
====================================================================================================================================

(1) Includes loans held for sale of $0, $0, $0, $34,000 and $34,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(2) Includes average loans held for sale of $0, $0, $32,000, $70,000, and $2.6 million at December 31, 1998, 1997, 1996, 1995 and 1994 respectively.

(3)   Includes commercial real estate construction loans.

      The Corporation made provisions for possible loan losses during the years ended December 31, 1998, 1997 and 1996 of $275,000, $480,000 and $400,000,
respectively, in order to address the uncertainty inherent in the loan portfolio. The recognition of these charge-offs, coupled with a decline in delinquent and nonaccrual loans, enabled the Corporation to maintain its allowance for loan losses during 1998, 1997 and 1996 below the level of the previous years, while representing a significantly higher percentage of nonperforming loans.

      The Corporation maintains valuation allowances for potential losses on its portfolio of ORE. The following table sets forth summary data related to the total valuation allowances for ORE for the years indicated:

================================================================================
                                                        Year ended December 31
-------------------------------------------------------------------------------
                                                       1998     1997       1996
-------------------------------------------------------------------------------
                                                           (In thousands)
Balance at beginning of year ......................   $ 139    $ 553    $ 2,611
 Provision charged to expense .....................      --      130        780
 Write-downs to fair value and net
   losses incurred on sales .......................      --     (544)    (2,838)
 Reversal due to pending sales ....................    (139)      --         --
-------------------------------------------------------------------------------
Balance at end of year ............................   $  --    $ 139    $   553
-------------------------------------------------------------------------------

      Due to the fact that the three remaining ORE properties are under contract of sale at December 31, 1998 and are expected to realize their stated value, management does not expect to have any valuation adjustments in 1999 relative to these properties.

      The FDIC and the State, as part of their respective supervisory functions, periodically review the Bank's allowance for possible loan losses and the allowance for potential ORE losses. Such regulatory reviews may require the Bank to increase its provision for loan losses or to recognize further loan charge-offs or write-downs of the carrying value of ORE, based on judgments different from those of management.

      Securities Portfolio. The Corporation invests a portion of its available funds in a variety of short-term and medium-term instruments. The securities portfolio provides a measure of liquidity through proceeds from scheduled maturities and is utilized for pledging requirements on public and fiduciary deposits. At December 31, 1998, securities having a book value of $13.6 million were pledged as collateral for public funds and other purposes as required by law.

      The following tables set forth the carrying value of the Corporation's available for sale and held to maturity securities portfolios at the dates indicated:

====================================================================================================================================
                                                                                           December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1998                    1997                    1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
                                                                 Amount      Percent     Amount       Percent    Amount      Percent
Available for Sale:
   U.S. Government Agencies ................................     $46,488       48.5%     $34,017       70.0%     $34,622       83.2%
   Obligations of State and Political Subdivisions .........       6,514        6.8         ,876        3.9          851        2.0
   Mortgage-Backed Securities ..............................      20,166       21.1        3,187        6.6           --         --
   Other ...................................................      22,539       23.6        9,476       19.5        6,175       14.8
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 $95,707      100.0%     $48,556      100.0%     $41,648      100.0%
====================================================================================================================================
 Held to Maturity:
   U.S. Treasury ...........................................     $13,557       27.4%     $11,541       28.5%     $ 7,516       28.5%
   U.S. Government Agencies ................................      20,894       42.2       16,724       41.4       17,542       66.5
   Obligations of State and Political Subdivisions .........       6,330       12.8        4,721       11.7        1,337        5.0
   Mortgage-Backed Securities ..............................       5,473       11.1        7,452       18.4           --         --
   Other ...................................................       3,226        6.5           --         --           --         --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 $49,480      100.0%     $40,438      100.0%     $26,395      100.0%
====================================================================================================================================

      The Corporation's securities portfolio continued to grow in 1998, increasing from $68.0 million and $89.0 million at December 31, 1996 and 1997, respectively, to $145.2 million at December 31, 1998. The $56.2 million growth in 1998 and $21.0 million increase in 1997 was due to the Corporation's investing both the new deposits acquired during the year and the excess federal funds sold.

      Overall, the Corporation's securities portfolio is high grade. At December 31, 1998, securities comprising 78.2% of the portfolio carry Moody's highest rating - Aaa. Obligations of state and political subdivisions are primarily those of New Jersey origin. It is the Corporation's policy to buy only those issues rated A or better by Moody's; however, in many cases, an issue is not rated due to its small size. In such cases, the underlying credit rating of the municipality or political subdivision must be A rated. At December 31, 1998, the weighted average maturity of all owned securities is 6 years, 5 months. A further breakdown of the portfolio reveals that the $119.6 million of non-mortgage-backed securities and $25.6 million of mortgage-backed securities have weighted average maturities of 2 years, 9 months and 23 years, 5 months, respectively. Further, the mortgage-backed securities were required by the Corporation's policy to project a return of half of their principal in seven years or less at the time of purchase. Also, $27.4 million and $20.0 million of securities classified as available for sale and held to maturity, respectively, at December 31, 1998, were purchased with options to be called back by the issuer prior to maturity at par value.

      The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. In connection with the adoption the Corporation classified all of its securities as available for sale, primarily due to management's anticipated need to meet future liquidity requirements. These securities are carried at their respective fair values. Management determines the appropriate classification of debt securities at the time of purchase. During 1998 and 1997, the Corporation classified certain purchased securities as held to maturity. At December 31, 1998, 1997 and 1996, the Corporation had no securities held for trading purposes. See Notes 1 and 2 of Notes to Consolidated Financial Statements contained in Item 8 below.

      The following table sets forth scheduled maturities, carrying values, market values and average yields on a tax-equivalent basis for the Corporation's securities portfolio at December 31,1998:

==============================================================================================================================
                                   One Year or Less        One to Five Years     Five to Ten Years        More than Ten Years
------------------------------------------------------------------------------------------------------------------------------
                                 Carrying      Average  Carrying      Average   Carrying      Average   Carrying     Average
                                   Value        Yield     Value        Yield      Value        Yield      Value       Yield
------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Available for Sale:
    U.S. Government Agencies .   $17,268(1)      4.42%   $29,220(2)      5.58%   $   --           --%   $    --           --%
    Obligations of State and
      Political Subdivisions .       220         7.29      5,856         6.14       438        11.36         --           --
    Mortgage-Backed Securities        --           --         --           --     1,810(3)      6.08     18,356(4)      6.41
    Other ....................     5,129(5)      5.24     17,409(6)      5.72        --           --         --           --
------------------------------------------------------------------------------------------------------------------------------
    Total Securities .........   $22,617         4.63%   $52,485         5.69%   $2,248         7.12%   $18,357         6.41%
==============================================================================================================================
 Held to Maturity:
    U.S. Treasury ............   $ 1,502         6.27%   $12,055         5.59%   $   --           --%   $    --           --%
    U.S. Government Agencies .        --           --     20,894         5.69        --           --         --           --
    Obligations of State and
      Political Subdivisions .     1,262         5.40      5,068         6.33        --           --         --           --
    Mortgage-Backed Securities       218         6.54         --           --     1,186         6.90      4,069         6.74
    Other ....................        --           --      3,226         6.04        --           --         --           --
------------------------------------------------------------------------------------------------------------------------------
    Total Securities .........   $ 2,982         5.90%   $41,243         5.77%   $1,186         6.90%   $ 4,069         6.74%
==============================================================================================================================

================================================================================
                                       Total Investment Portfolio
--------------------------------------------------------------------------------
                                   Carrying      Estimated    Average
                                     Value     Market Value    Yield
--------------------------------------------------------------------------------
                                            (Dollars in thousands)
Available for Sale:
    U.S. Government Agencies .       $46,488      $46,488      5.15%
    Obligations of State and
      Political Subdivisions .         6,514        6,514      6.53
    Mortgage-Backed Securities        20,166       20,166      6.38
    Other ....................        22,539       22,539      5.61
--------------------------------------------------------------------------------
    Total Securities .........       $95,707      $95,707      5.61%
================================================================================
 Held to Maturity:
    U.S. Treasury ............       $13,557      $13,790      5.66%
    U.S. Government Agencies .        20,894       20,812      5.69
    Obligations of State and
      Political Subdivisions .         6,330        6,413      6.15
    Mortgage-Backed Securities         5,473        5,603      6.77
    Other ....................         3,226        3,273      6.04
--------------------------------------------------------------------------------
    Total Securities .........       $49,480      $49,891      5.88%
================================================================================


(1) Entire amount consists of securities with floating rates. (2) Includes $1,855,000 of securities with floating rates. (3) Entire amount consists of one security with a floating rate. (4) Includes $10,964,000 of securities with floating rates. (5) Includes $5,128,000 of securities with floating rates. (6) Includes $8,012,000 of securities with floating rates.

                         Liquidity and Capital Resources

      Liquidity management is a continuous process that intends to insure the Corporation's ability to meet present and future cash needs. In the short term, cash is needed to meet deposit withdrawals, capital expenditures, operating expenses, increases in other assets and decreases in other liabilities. Liquid-ity management for the long term encompasses providing funds for asset growth, development of new asset products and recognizing trends in the marketplace which may affect the Corporation's ability to attract and use funds. Providing sufficient cash to meet these obligations on a timely basis at a reasonable cost is one of the objectives of ALCO.

      The Corporation's major sources of liquidity are core deposits, scheduled asset maturities, purchased funds, borrowings and net income. The Corporation's loan and investment portfolios are relatively short-term, providing funds for redeployment. Daily fluctuations in cash needs are met through purchases and sales of federal funds. In addition, to meet short-term liquidity needs, the Corporation has classified certain investment securities as available for sale. Fluctuations in the Corporation's level of deposits are monitored closely by management.

      The following table sets forth the average balances and average interest rates paid on deposits based on daily balances for the periods indicated:

==============================================================================================================================
                                                                                       Year ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                             1998                1997               1996
------------------------------------------------------------------------------------------------------------------------------
                                                                     Average   Average    Average  Average   Average  Average
                                                                     Balance    Rate      Balance   Rate     Balance   Rate
------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Noninterest-bearing demand...................................        $ 63,938      --%   $ 58,035      --%   $ 48,048      --%
Interest-bearing demand .....................................          40,386    1.21      32,006    1.12      27,388    1.22
Savings .....................................................          94,486    3.15      81,468    2.99      74,549    2.73
Time ........................................................          74,363    5.15      68,750    5.05      68,608    5.01
------------------------------------------------------------------------------------------------------------------------------
                                                                     $273,173    2.67%   $240,259    2.61%   $218,593    2.65%
==============================================================================================================================


  The Corporation does not rely heavily on certificates of deposit over $100,000 as a source of funds. During 1998, certificates of deposit of $100,000 or more averaged only 3.5% of total average deposits. Such deposits are not aggressively bid for since they tend to be extremely rate sensitive and therefore unreliable as a funding source.

  The following table indicates the amount of the Corporation's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998:

==============================================================================================================================
                                                                                                    Certificates of Deposit
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (In thousands)
Maturity period:
  Three months or less ...............................................................................       $ 9,980
  Over three through twelve months ...................................................................           704
  Over twelve months .................................................................................           406
------------------------------------------------------------------------------------------------------------------------------
     Total ...........................................................................................       $11,090
==============================================================================================================================

      In addition to deposits, at December 31,1998, the Corporation's liabilities included $4.5 million of securities sold under agreements to repurchase and $3.7 million in accrued and other liabilities. The Corporation had no purchases of federal funds in 1998 and 1997, and an immaterial amount of federal funds purchased in 1996.

      At December 31, 1998, the total approved loan commitments outstanding amounted to $38.9 million and commitments under standby letters of credit amounted to $784,000. Management believes that the Corporation has adequate liquidity to meet all foreseeable obligations.

      The Corporation, as a separately incorporated holding company, has no significant operations other than serving as sole stockholder of the Bank. On an unconsolidated basis, the Corporation has no paid employees, except as described below, and, other than its investment in the Bank, has no significant assets, liabilities or sources of income. The only expenses incurred by the Corporation are described below.

      The parent company's resources available to meet its cash obligations subsequent to December 31, 1998 are limited to liquid assets on hand which include cash and due from banks and interest-bearing time deposits, and dividends from the subsidiary Bank.

      The parent company's cash obligations subsequent to December 31, 1998 primarily include (1) additional equity investments in the Bank as may be necessary for the Bank to maintain certain regulatory capital levels, (2) dividends on common stock, and (3) other general obligations.

      Based on current resources discussed above, management expects to meet the Corporation's obligations at the parent company level for the foreseeable future.

      The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines (Corporation and Bank) and the regulatory framework for prompt corrective action (Bank only), the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The most recent notification by the FRB categorized the Corporation as "well capitalized". To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.

====================================================================================================================================
                                                                                             For Capital
                                                                 Actual                   Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------------------
                                                           Amount     Ratio                     Amount
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................   $36,357,000   16.5%    greater than or equal to  $17,651,000
     Bank ............................................   $31,017,000   14.1%    greater than or equal to  $17,599,000
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................   $33,574,000   15.2%    greater than or equal to  $ 8,826,000
     Bank ............................................   $28,243,000   12.8%    greater than or equal to  $ 8,800,000
   Tier 1 Capital (to Average Assets):
     Corporation .....................................   $33,574,000   10.1%    greater than or equal to  $13,308,000
     Bank ............................................   $28,243,000    8.5%    greater than or equal to  $13,287,000
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................   $31,854,000   16.5%    greater than or equal to  $15,417,000
     Bank ............................................   $29,405,000   15.3%    greater than or equal to  $15,377,000
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................   $29,417,000   15.3%    greater than or equal to  $ 7,708,000
     Bank ............................................   $26,975,000   14.0%    greater than or equal to  $ 7,688,000
   Tier 1 Capital (to Average Assets):
     Corporation .....................................   $29,417,000   10.5%    greater than or equal to  $11,234,000
     Bank ............................................   $26,975,000    9.6%    greater than or equal to  $11,219,000
====================================================================================================================================

====================================================================================================================================
                                                                     For Capital
                                                                  Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................    greater than or equal to 8.0%
     Bank ............................................    greater than or equal to 8.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................    greater than or equal to 4.0%
     Bank ............................................    greater than or equal to 4.0%
   Tier 1 Capital (to Average Assets):
     Corporation .....................................    greater than or equal to 4.0%
     Bank ............................................    greater than or equal to 4.0%
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................    greater than or equal to 8.0%
     Bank ............................................    greater than or equal to 8.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................    greater than or equal to 4.0%
     Bank ............................................    greater than or equal to 4.0%
   Tier 1 Capital (to Average Assets):
     Corporation .....................................    greater than or equal to 4.0%
     Bank ............................................    greater than or equal to 4.0%
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
                                                                               To Be Well Capitalized Under
                                                                           Prompt Corrective Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Amount                                 Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................     greater than or equal to $22,064,000    greater than or equal to 10.0%
     Bank ............................................     greater than or equal to $21,999,000    greater than or equal to 10.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................     greater than or equal to $13,238,000    greater than or equal to 6.0%
     Bank ............................................     greater than or equal to $13,199,000    greater than or equal to 6.0%
   Tier 1 Capital (to Average Assets):
     Corporation .....................................     greater than or equal to $16,634,000    greater than or equal to 5.0%
     Bank ............................................     greater than or equal to $16,609,000    greater than or equal to 5.0%
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation .....................................     greater than or equal to $19,271,000    greater than or equal to 10.0%
     Bank ............................................     greater than or equal to $19,221,000    greater than or equal to 10.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation .....................................     greater than or equal to $11,563,000    greater than or equal to 6.0%
     Bank ............................................     greater than or equal to $11,533,000    greater than or equal to 6.0%
   Tier 1 Capital (to Average Assets):
     Corporation .....................................     greater than or equal to $14,042,000    greater than or equal to 5.0%
     Bank ............................................     greater than or equal to $14,024,000    greater than or equal to 5.0%
====================================================================================================================================

                     Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                       Impact of New Accounting Standards

      The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. In accordance with the new accounting standard a complete set of financial statements includes the components of comprehensive income. Comprehensive income consists of net income or loss for the current period and revenues, expenses, gains, and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated. Adoption of SFAS No. 130 did not have a material impact on the results of operations, financial condition or disclosures of the Corporation.

      In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Corporation has determined that it does not have any reportable segments.

      The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in February, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. Other than the benefit provided by the supplemental benefit plan described in Note 12, the Corporation is not obligated to provide any post-retirement benefits for its employees. Therefore, the impact of adoption on its current disclosures was immaterial.

      In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal quarters beginning after June 15, 1999. The Corporation currently has no derivative instruments and expects that the impact of adoption on its financial statements will be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.       Financial Statements

         The required information follows on pages 36 to 56.

B.       Supplementary Data

         No supplementary data is included in this report as it is inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                               ARTHUR ANDERSEN LLP

To the Stockholders and
Board of Directors of
Ramapo Financial Corporation:

      We have audited the accompanying consolidated balance sheets of Ramapo Financial Corporation (a New Jersey corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramapo Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

Roseland, New Jersey
January 15, 1999

                           CONSOLIDATED BALANCE SHEETS

====================================================================================================
                                                                                  December 31
----------------------------------------------------------------------------------------------------
                                                                             1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and Cash Equivalents:
    Cash and Due from Banks ..........................................   $ 10,127,000   $  9,550,000
    Federal Funds Sold ...............................................      6,100,000     10,725,000
----------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents .................................     16,227,000     20,275,000
----------------------------------------------------------------------------------------------------
  Securities:
    Available for Sale, at Fair Value ................................     95,707,000     48,556,000
    Held to Maturity, at Cost (Fair Value
     $49,891,000 and $40,652,000) ....................................     49,480,000     40,438,000
  Loans ..............................................................    169,799,000    169,106,000
    Less: Allowance for Possible Loan Losses .........................      4,773,000      4,628,000
----------------------------------------------------------------------------------------------------
     Net Loans .......................................................    165,026,000    164,478,000
  Premises and Equipment, net ........................................      3,034,000      3,246,000
  Other Real Estate, net .............................................      1,920,000      2,192,000
  Other Assets, net ..................................................      5,867,000      5,921,000
  Intangible Assets, net .............................................        501,000        621,000
----------------------------------------------------------------------------------------------------
  TOTAL ASSETS .......................................................   $337,762,000   $285,727,000
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand - Noninterest-Bearing .....................................   $ 69,623,000   $ 60,367,000
           - Interest-Bearing ........................................     48,206,000     34,546,000
    Savings ..........................................................     98,946,000     84,973,000
    Time .............................................................     67,595,000     62,372,000
    Certificates of Deposit over $100,000 ............................     11,090,000      7,502,000
----------------------------------------------------------------------------------------------------
    Total Deposits ...................................................    295,460,000    249,760,000
    Securities Sold Under Agreements to Repurchase ...................      4,536,000      1,677,000
    Accrued Expenses and Other Liabilities ...........................      3,744,000      2,993,000
----------------------------------------------------------------------------------------------------
    Total Liabilities ................................................    303,740,000    254,430,000
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $1 par value:
    Authorized shares - 15,000,000
    Issued shares - 8,114,199 at December 31, 1998 and
      8,107,074 at December 31, 1997 ................................       8,114,000      8,107,000
  Capital In Excess of Par Value ....................................      13,267,000     12,901,000
  Retained Earnings .................................................      12,694,000     10,339,000
  Accumulated Other Comprehensive Loss ..............................         (53,000)       (50,000)
----------------------------------------------------------------------------------------------------
  Total Stockholders' Equity ........................................      34,022,000     31,297,000
----------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................    $337,762,000   $285,727,000
====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONSOLIDATED STATEMENTS OF INCOME

===================================================================================================================================
                                                                                                 Year ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1998               1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans, including Fees .....................................................      $14,199,000       $14,417,000       $13,993,000
   Securities:
     Taxable .................................................................        6,425,000         4,545,000         3,693,000
     Nontaxable ..............................................................          396,000           214,000            79,000
   Other .....................................................................          617,000           558,000           453,000
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST INCOME ...................................................       21,637,000        19,734,000        18,218,000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Savings and Interest-Bearing Demand Deposits ..............................        3,461,000         2,799,000         2,367,000
   Time Deposits and Certificates of Deposit over $100,000 ...................        3,833,000         3,469,000         3,435,000
   Other Borrowings ..........................................................          260,000            29,000             2,000
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST EXPENSE ..................................................        7,554,000         6,297,000         5,804,000
-----------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME .......................................................       14,083,000        13,437,000        12,414,000
PROVISION FOR POSSIBLE LOAN LOSSES ...........................................          275,000           480,000           400,000
-----------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE LOAN LOSSES .....................................................       13,808,000        12,957,000        12,014,000
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
   Service Charges on Deposit Accounts .......................................        1,345,000         1,368,000         1,392,000
   Brokerage Commissions .....................................................          438,000           376,000           312,000
   Gain (Loss) on Securities Transactions, net ...............................            1,000           (14,000)          (16,000)
   Other Income ..............................................................          517,000           452,000           686,000
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME ......................................................        2,301,000         2,182,000         2,374,000
-----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
   Salaries and Employee Benefits ............................................        5,741,000         5,413,000         4,817,000
   Net Occupancy Expense .....................................................          863,000           883,000           811,000
   Equipment Expense .........................................................          699,000           687,000           586,000
   Other Real Estate Expense - Cost of Operations, net .......................          137,000           104,000           252,000
                             - Valuation Adjustments .........................         (139,000)          130,000           780,000
   Other Expense .............................................................        2,655,000         2,811,000         2,808,000
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL OTHER EXPENSE ......................................................        9,956,000        10,028,000        10,054,000
-----------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES ................................................        6,153,000         5,111,000         4,334,000
    Provision for Income Taxes ...............................................        2,230,000         1,906,000         1,278,000
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME ................................................................      $ 3,923,000       $ 3,205,000       $ 3,056,000
===================================================================================================================================
   NET INCOME PER COMMON SHARE - Basic .......................................      $       .48       $       .40       $       .38
                               - Diluted .....................................      $       .46       $       .38       $       .37
===================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

===================================================================================================================================
                                                                                                  Accumulated
                                                                                                      Other         Class A
For the years ended                                             Comprehensive       Retained      Comprehensive    Preferred
December 31, 1996, 1997 and 1998:                  Total            Income          Earnings      Income (Loss)      Stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995 ...............      $27,249,000                        $ 5,479,000      $  86,000      $ 717,000
Comprehensive Income:
   Net Income ............................        3,056,000        $3,056,000        3,056,000             --             --
   Unrealized Losses on Securities, Net ..         (125,000)         (125,000)              --       (125,000)            --
                                                                 ------------
      Comprehensive Income ...............                         $2,931,000
                                                                 ============
Redemption of Preferred Stock ............         (717,000)                                --             --       (717,000)
Cash Dividends on Preferred Stock Redeemed         (106,000)                          (106,000)            --             --
Stock Options Exercised ..................            3,000                                 --             --             --
Cash Dividends, $.04 Per Share ...........         (324,000)                          (324,000)            --             --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996 ...............       29,036,000                          8,105,000        (39,000)            --
Comprehensive Income:
   Net Income ............................        3,205,000        $3,205,000        3,205,000             --             --
   Unrealized Losses on Securities, Net ..          (11,000)          (11,000)              --        (11,000)            --
                                                                 ------------
      Comprehensive Income ...............                         $3,194,000
                                                                 ============
Stock Options Exercised ..................           38,000                                 --             --             --
Cash Dividends, $.12 Per Share ...........         (971,000)                          (971,000)            --             --
Retirement of Treasury Stock .............               --                                 --             --             --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997 ...............       31,297,000                         10,339,000        (50,000)            --
Comprehensive Income:
   Net Income ............................        3,923,000        $3,923,000        3,923,000             --             --
   Unrealized Losses on Securities, Net ..           (3,000)           (3,000)              --         (3,000)            --
                                                                 ------------
      Comprehensive Income ...............                         $3,920,000
                                                                 ============
Stock Options Exercised ..................          438,000                                 --             --             --
Cash Dividends, $.15 Per Share ...........       (1,219,000)                        (1,219,000)            --             --
Common Stock Repurchased and Retired .....         (414,000)                          (349,000)            --             --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998 ...............      $34,022,000                        $12,694,000      $ (53,000)     $      --
===================================================================================================================================

=========================================================================================================
                                                                        Capital
For the years ended                                Common             in Excess of            Treasury
December 31, 1996, 1997 and 1998:                  Stock               Par Value                Stock
---------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995 ...............       $8,160,000          $13,101,000             $(294,000)
Comprehensive Income:
   Net Income ............................               --                   --                     --
   Unrealized Losses on Securities, Net ..               --                   --                     --
      Comprehensive Income ...............
Redemption of Preferred Stock ............               --                   --                     --
Cash Dividends on Preferred Stock Redeemed               --                   --                     --
Stock Options Exercised ..................            1,000                2,000                     --
Cash Dividends, $.04 Per Share ...........               --                   --                     --
---------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996 ...............        8,161,000           13,103,000              (294,000)
Comprehensive Income:
   Net Income ............................               --                   --                     --
   Unrealized Losses on Securities, Net ..               --                   --                     --
      Comprehensive Income ...............
Stock Options Exercised ..................           10,000               28,000                     --
Cash Dividends, $.12 Per Share ...........               --                   --                     --
Retirement of Treasury Stock .............          (64,000)            (230,000)               294,000
---------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997 ...............        8,107,000           12,901,000                     --
Comprehensive Income:
   Net Income ............................               --                   --                     --
   Unrealized Losses on Securities, Net ..               --                   --                     --
      Comprehensive Income ...............
Stock Options Exercised ..................           72,000              366,000                     --
Cash Dividends, $.15 Per Share ...........               --                   --                     --
Common Stock Repurchased and Retired .....          (65,000)                  --                     --
---------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998 ...............       $8,114,000          $13,267,000             $       --
=========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

====================================================================================================================================
                                                                                                   Year ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income ......................................................................   $  3,923,000    $  3,205,000    $  3,056,000
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization of Premises and Equipment .......................        588,000         571,000         485,000
     Amortization of Intangible Assets .............................................        120,000         258,000         256,000
     Amortization (Accretion) of Securities Premium (Discount), net ................        109,000        (100,000)        (96,000)
     Provision for Possible Loan Losses ............................................        275,000         480,000         400,000
     (Recovery of) Provision for Possible Losses on Other Real Estate ..............       (139,000)        130,000         780,000
     Deferred Income Tax (Benefit) Provision .......................................       (122,000)        883,000         829,000
     (Gain) Loss on Securities Transactions, net ...................................         (1,000)         14,000          16,000
     Loans Made or Acquired and Held for Sale ......................................             --              --        (720,000)
     Proceeds from Loans Held for Sale .............................................             --              --         721,000
     Gain on Sales of Loans Held for Sale ..........................................             --              --          (1,000)
     Gain on Sale of Other Real Estate .............................................        (20,000)        (22,000)       (137,000)
     (Increase) Decrease in Interest Receivable ....................................       (232,000)        (47,000)        319,000
     Increase in Accrued Expenses and Other Liabilities ............................        671,000         473,000         232,000
     Decrease (Increase) in Other Assets ...........................................        409,000        (481,000)        392,000
-----------------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities ...................................      5,581,000       5,364,000       6,532,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Purchase of Time Deposit from Bank ..............................................             --              --      (1,000,000)
   Maturity of Time Deposit from Bank ..............................................             --       1,000,000       1,000,000
   Securities Available for Sale:
     Proceeds from Maturities ......................................................     10,430,000       3,890,000       3,533,000
     Proceeds from Sales Prior to Maturity .........................................      4,504,000      11,072,000      14,309,000
     Proceeds from Calls Prior to Maturity .........................................     16,000,000              --       8,000,000
     Purchases .....................................................................    (78,218,000)    (21,798,000)    (28,295,000)
   Securities Held to Maturity:
     Proceeds from Maturities ......................................................      9,410,000       6,451,000       3,500,000
     Proceeds from Calls Prior to Maturity .........................................     10,540,000       1,000,000       4,002,000
     Purchases .....................................................................    (28,973,000)    (21,497,000)    (13,863,000)
   Net Increase in Loans Outstanding ...............................................       (823,000)     (5,131,000)     (5,105,000)
   Capital Expenditures ............................................................       (376,000)       (558,000)     (1,074,000)
   Advances Made on Other Real Estate ..............................................       (326,000)       (997,000)       (286,000)
   Proceeds from Sales of Other Real Estate ........................................        757,000       1,038,000       2,316,000
   Premium Paid for Deposits .......................................................             --         (10,000)       (622,000)
   Other ...........................................................................             --          (2,000)          4,000
-----------------------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities .......................................    (57,075,000)    (25,542,000)    (13,581,000)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net Increase in Total Deposits ..................................................     45,700,000       9,871,000      22,827,000
   Redemption of Class A Preferred Stock ...........................................             --              --        (717,000)
   Cash Dividends on Preferred Stock ...............................................             --              --        (106,000)
   Cash Dividends on Common Stock ..................................................     (1,137,000)       (891,000)       (162,000)
   Purchase and Retirement of Common Stock .........................................       (414,000)             --              --
   Proceeds from Stock Options Exercised ...........................................        438,000          38,000           3,000
   Increase in Securities Sold under Agreements to Repurchase ......................      2,859,000       1,677,000              --
-----------------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities ...................................     47,446,000      10,695,000      21,845,000
-----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents ...............................     (4,048,000)     (9,483,000)     14,796,000
Cash and Cash Equivalents, Beginning of Year .......................................     20,275,000      29,758,000      14,962,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year .............................................   $ 16,227,000    $ 20,275,000    $ 29,758,000
====================================================================================================================================
Supplemental Cash Flow Disclosures:
   Cash paid during year for:
     Interest ......................................................................   $  7,543,000    $  6,321,000    $  5,816,000
     Income Taxes, Net of Refunds ..................................................   $  1,876,000    $  1,479,000    $   (103,000)
     Write-off of Fully Depreciated Assets .........................................   $  1,119,000    $    334,000    $    607,000
====================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

      Ramapo Financial Corporation ("Corporation") owns The Ramapo Bank ("Bank"), a full service commercial bank with eight branches located in suburban northern New Jersey. The Bank's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation, the Bank and subsidiaries of the Bank. Intercompany transactions and balances have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Corporation does not have both the positive intent and ability to hold to maturity, and all marketable equity securities, are classified as either trading or available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity, net of tax.

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. During 1998 and 1997, the Corporation classified certain purchased securities as held to maturity. The Corporation had no securities held for trading purposes at December 31, 1998 or 1997.

      The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value other than temporary, are included in net securities gains (losses) on the statement of income. The cost of securities sold is based on the specific identification method.

      Fair value is determined by reference to quoted market prices. See Note 2 for the estimated fair values of the Corporation's investment portfolio.

Loans

      Loans are stated at their principal amount, net of unearned income, if any. Interest income on loans is credited to income based on principal amounts outstanding at applicable interest rates. Loan origination and commitment fees and certain costs are deferred and the net amount is amortized as an adjustment of the related loan's yield.

Nonaccrual Loans

      The accrual of interest income on loans is discontinued when it is determined that such loans are either doubtful of collection or are involved in a protracted collection process. When interest accruals are discontinued, accrued but uncollected interest credited to income in the current year is generally reversed from income and interest which was accrued during the prior year but was unpaid, if any, is charged off against the allowance for possible loan losses. While a loan is classified as nonaccrual, collections of interest and principal are applied as reductions of principal outstanding.

      Nonaccrual loans (including those with partial charge-offs) can be returned to accrual status, even though the loans are not current with respect to the contractual payments, provided two criteria are met: (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (2) there is a sustained period of repayment performance (at least six months) by the borrower in accordance with the contractual terms. Loans that meet the above criteria would be classified as past due, as appropriate, until they have been brought fully current.

Restructured Loans

      Prior to 1995, loans were considered troubled-debt restructurings if, for economic or legal reasons, a concession had been granted to the borrower related to the borrower's financial difficulties that the creditor would not otherwise consider. The Corporation had restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. Interest is recognized on restructured loans such that a constant effective interest rate is applied to the carrying amount of the loan in each period between restructuring and maturity. A restructured loan that has demonstrated repayment performance (for a period of six months either before or after the restructuring date) and has an effective yield at least equal to a market rate at the time of restructuring is classified as performing in the reporting period immediately following the year it was disclosed as restructured. At December 31, 1998, the Corporation had two restructured loans which totaled $1.3 million.

Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained at a level believed adequate by management to absorb loan losses on loans currently outstanding. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of the inherent risks in the loan portfolio after consideration of prevailing and anticipated economic conditions in the market area, appraised collateral values, the current status and financial condition of borrowers, borrower and industry concentrations, and prior loss experience. The region in which the Bank operates had been affected by depressed real estate values and a general downturn in economic conditions prior to 1993. Since then, real estate values have improved modestly and remained stable. Certain business sectors have expanded, though overall business growth has been flat. Changes in the economy affecting the region in which the Bank operates may result in increased levels of nonperforming assets, provisions for possible loan losses, and charge-offs.

Loan Impairment

      All loans are individually evaluated for impairment with the exception of larger groups of smaller homogeneous loans that are collectively evaluated for impairment. These loan groups may include, but are not limited to, residential mortgages and consumer installment loans.

      A loan is considered impaired when, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral-dependent. If the value of the impaired loan is less than the recorded investment in the loan, the Bank will be required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for loan losses. The Corporation evaluated impairment for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans generally are commercial and real estate development loans. Because these loans are collateral-dependent, the Bank primarily uses the fair value of the collateral to determine impairment of loans. See Notes 3 and 4 for additional information regarding impairment of loans.

Loan Servicing

      The Corporation services its portfolio of real estate loans as well as loans sold to investors. The total of such loans serviced which are owned by investors and therefore are not included in the accompanying consolidated balance sheets amounted to approximately $10,601,000 and $15,300,000 at December 31, 1998 and 1997, respectively. Fees earned for servicing loans are reported as income when the related mortgage payments are collected. Loan servicing costs are charged to expense as incurred.

Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives of ten to fifty years for buildings and improvements, three to eight years for furniture and equipment, and over the shorter of the useful life or lease term for leasehold improvements.

Other Real Estate

      Other real estate ("ORE") includes both loan collateral that has been formally repossessed and collateral that is in the Corporation's possession and under its control without legal transfer of title. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged/credited to current operations. Carrying costs, such as maintenance and property taxes, are charged to expense as incurred.

Intangible Assets

      Categories of net intangible assets are as follows:

================================================================================
                                                       December 31
--------------------------------------------------------------------------------
                                                    1998        1997
--------------------------------------------------------------------------------
                                                   (In thousands)
Purchased Mortgage Servicing Rights ..........     $ --         $ 43
Core Deposit Premiums.........................      501          565
Premiums  on  Purchased Home Equity
  Lines of Credit.............................       --           13
--------------------------------------------------------------------------------
                                                   $501         $621
================================================================================

Intangible assets are being amortized over the following periods:

  Core Deposit Premiums.................... 10 years
  Premium on Purchased Home Equity
      Lines of Credit......................  7 years
  Purchased Mortgage Servicing Rights ..... Estimated average term of the loans seriviced, adjusted for estimated
                                            prepayments.

      In November, 1996, the Bank purchased deposits and accrued interest totaling $9,695,000 from another commercial bank and paid a deposit premium of $622,000. In addition, $10,000 of deposit premium relating to this transaction was paid in 1997. Amortization of intangibles totaled $120,000, $258,000 and $256,000 for 1998, 1997 and 1996, respectively, of which $43,000 in 1998 and
$40,000 in 1997 and 1996 consisted of the amortization of purchased mortgage servicing rights.

Dividend Restrictions

      New Jersey state law permits the payment of dividends from the Bank to the Corporation to the extent that the Bank will have a surplus of not less than 50% of its capital stock or if not, payment of the dividend will not reduce its surplus. At December 31, 1998 and 1997, the Bank had aggregate retained earnings of $13,501,000 and $13,662,000, respectively, available under state law.

Income Taxes

      The Corporation, the Bank and subsidiaries of the Bank file a consolidated Federal income tax return. The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. See Note 9 for additional information on income taxes.

Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. The fair value and the methodology of estimating fair value of the other financial instruments for the Corporation are disclosed in the applicable notes to the accompanying financial statements. A summary of carrying values and fair values of financial instruments is presented in Note 13.

Statement Of Cash Flows

      Cash and cash equivalents, for purposes of reporting cash flows, includes cash on hand, noninterest-bearing balances due on demand from other banks, cash items in process of collection (generally overnight) and federal funds sold.

New Financial Accounting Standards

      The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. In accordance with the new accounting standard a complete set of financial statements includes the components of comprehensive income. Comprehensive income consists of net income or loss for the current period and revenues, expenses, gains and losses that have been previously excluded from the income statement and were only reported as a component of equity. All prior periods have been restated. Adoption of SFAS No. 130 did not have a material impact on the results of operations, financial condition or disclosures of the Corporation.

      In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Corporation has determined that it does not have any reportable segments.

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in February, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. Other than the benefit provided by the supplemental benefit plan described in Note 12, the Corporation is not obligated to provide any post-retirement benefits for its employees. Therefore, the impact of adoption on its current disclosures was immaterial.

      In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal quarters beginning after June 15, 1999. The Corporation currently has no derivative instruments and expects that the impact of adoption on its financial statements will be immaterial.

Net Income Per Share

      Net income per share is expressed in two ways - basic and diluted. The following table shows the calculation of both basic and diluted net income per share for the years ended 1998, 1997, and 1996:

==================================================================================================================================
                                                                                Year ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                            1998                                       1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted Avg.                                Weighted Avg.
                                                           Income          Shares       Per Share       Income         Shares
                                                         (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations ...................    $3,923,000                                    $3,205,000
Less: Preferred stock dividends......................            --                                            --
----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share - Basic:
Income available to common shareholders..............     3,923,000       8,119,839        $.48         3,205,000     8,100,055
==================================================================================================================================
Effect of Dilutive Securities:
Options granted to employees.........................                       349,902                                     274,436
Options granted to nonemployee directors.............                        40,024                                      35,386
----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share - Diluted:
Income available to common shareholders
   plus assumed conversions..........................    $3,923,000       8,509,765        $.46        $3,205,000     8,409,877
==================================================================================================================================

============================================================================================================
                                                                       Year ended December 31
------------------------------------------------------------------------------------------------------------
                                                                                      1996
------------------------------------------------------------------------------------------------------------
                                                                                   Weighted Avg.
                                                        Per Share         Income      Shares     Per Share
                                                          Amount       (Numerator) (Denominator)  Amount
------------------------------------------------------------------------------------------------------------
Income from continuing operations ...................                   $3,056,000
Less: Preferred stock dividends......................                      (12,000)
------------------------------------------------------------------------------------------------------------
Net Income Per Share - Basic:
Income available to common shareholders..............       $.40         3,044,000   8,096,961      $.38
============================================================================================================
Effect of Dilutive Securities:
Options granted to employees.........................                                   84,783
Options granted to nonemployee directors.............                                   16,312
------------------------------------------------------------------------------------------------------------
Net Income Per Share - Diluted:
Income available to common shareholders
   plus assumed conversions..........................       $.38        $3,044,000   8,198,056      $.37
============================================================================================================

Reclassifications

      Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

                               Note 2: Securities

      The following is a summary of available for sale securities and held to maturity securities at the dates indicated:

========================================================================================================================
                                                                         December 31, 1998
------------------------------------------------------------------------------------------------------------------------
                                              Historical Cost     Gross Unrealized     Gross Unrealized   Estimated Fair
                                                                        Gains               Losses             Value
------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE                                                          (In thousands)
  U.S. Government Agencies:
     Maturing within 1 year ..........             $17,323                $ --                $ (55)           $17,268
     Maturing 1 to 5 years ...........              29,306                  24                 (110)            29,220
------------------------------------------------------------------------------------------------------------------------
                                                    46,629                  24                 (165)            46,488
------------------------------------------------------------------------------------------------------------------------
  States and Political Subdivisions:
     Maturing within 1 year ..........                 220                  --                   --                220
     Maturing 1 to 5 years ...........               5,803                  57                   (4)             5,856
     Maturing 5 to 10 years ..........                 438                  --                   --                438
------------------------------------------------------------------------------------------------------------------------
                                                     6,461                  57                   (4)             6,514
------------------------------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities:
     Maturing 5 to 10 years ..........               1,783                  27                   --              1,810
     Maturing after 10 years .........              18,371                  77                  (92)            18,356
------------------------------------------------------------------------------------------------------------------------
                                                    20,154                 104                  (92)            20,166
------------------------------------------------------------------------------------------------------------------------
  Other:
     Maturing within 1 year ..........               5,133                  --                   (4)             5,129
     Maturing 1 to 5 years ...........              17,419                  69                  (78)            17,410
------------------------------------------------------------------------------------------------------------------------
                                                    22,552                  69                  (82)            22,539
------------------------------------------------------------------------------------------------------------------------
                                                   $95,796                $254                $(343)           $95,707
========================================================================================================================
HELD TO MATURITY
  U.S. Treasury:
     Maturing within 1 year ..........             $ 1,502                $ 12                $  --            $ 1,514
     Maturing 1 to 5 years ...........              12,055                 226                   (5)            12,276
------------------------------------------------------------------------------------------------------------------------
                                                    13,557                 238                   (5)            13,790
------------------------------------------------------------------------------------------------------------------------
  U.S. Government Agencies:
     Maturing 1 to 5 years ...........              20,894                  43                 (125)            20,812
------------------------------------------------------------------------------------------------------------------------
  States and Political Subdivisions:
     Maturing within 1 year ..........               1,262                   4                   --              1,266
     Maturing 1 to 5 years ...........               5,068                  79                   --              5,147
------------------------------------------------------------------------------------------------------------------------
                                                     6,330                  83                   --              6,413
------------------------------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities:
     Maturing within 1 year ..........                 218                   2                   --                220
     Maturing 1 to 5 years ...........               1,186                  21                   --              1,207
     Maturing after 10 years .........               4,069                 107                   --              4,176
------------------------------------------------------------------------------------------------------------------------
                                                     5,473                 130                   --              5,603
------------------------------------------------------------------------------------------------------------------------
  Other:
     Maturing 1 to 5 years ...........               3,226                  47                   --              3,273
------------------------------------------------------------------------------------------------------------------------
                                                   $49,480                $541                $(130)           $49,891
========================================================================================================================

========================================================================================================================
                                                          December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                              Historical Cost     Gross Unrealized     Gross Unrealized   Estimated Fair
                                                                        Gains               Losses             Value
------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE                                                          (In thousands)
  U.S. Government Agencies:
     Maturing within 1 year ..........             $ 4,654                $  4                $  (5)             $ 4,653
     Maturing 1 to 5 years ...........              29,431                  33                 (100)              29,364
------------------------------------------------------------------------------------------------------------------------
                                                    34,085                  37                 (105)              34,017
------------------------------------------------------------------------------------------------------------------------
  States and Political Subdivisions:
     Maturing within 1 year ..........                  50                  --                   --                   50
     Maturing 1 to 5 years ...........               1,312                   3                   --                1,315
     Maturing 5 to 10 years ..........                 426                  --                   --                  426
     Maturing after 10 years .........                  85                  --                   --                   85
------------------------------------------------------------------------------------------------------------------------
                                                     1,873                   3                   --                1,876
------------------------------------------------------------------------------------------------------------------------
  Mortage-Backed Securities:
     Maturing after 10 years .........               3,181                   6                   --                3,187
------------------------------------------------------------------------------------------------------------------------
  Other:
     Maturing within 1 year ..........                 151                  --                   --                  151
     Maturing 1 to 5 years ...........               9,348                   4                  (27)               9,325
------------------------------------------------------------------------------------------------------------------------
                                                     9,499                   4                  (27)               9,476
------------------------------------------------------------------------------------------------------------------------
                                                   $48,638                $ 50                $(132)             $48,556
========================================================================================================================
HELD TO MATURITY
  U.S. Treasury:
     Maturing 1 to 5 years ...........             $11,541                $ 66                $ (18)             $11,589
------------------------------------------------------------------------------------------------------------------------
  U.S. Government Agencies:
     Maturing within 1 year ..........               6,844                  14                   --                6,858
     Maturing 1 to 5 years ...........               9,880                  35                   (5)               9,910
------------------------------------------------------------------------------------------------------------------------
                                                    16,724                  49                   (5)              16,768
------------------------------------------------------------------------------------------------------------------------
  States and Political Subdivisions:
     Maturing within 1 year ..........                 176                  --                   --                  176
     Maturing 1 to 5 years ...........               4,545                  38                   --                4,583
------------------------------------------------------------------------------------------------------------------------
                                                     4,721                  38                   --                4,759
------------------------------------------------------------------------------------------------------------------------
  Mortage-Backed Securities:
     Maturing within 1 year ..........                 385                  --                   --                  385
     Maturing 5 to 10 years ..........               1,890                  17                   --                1,907
     Maturing after 10 years .........               5,177                  67                   --                5,244
------------------------------------------------------------------------------------------------------------------------
                                                     7,452                  84                   --                7,536
------------------------------------------------------------------------------------------------------------------------
                                                   $40,438                $237                $ (23)             $40,652
========================================================================================================================

      Securities at December 31, 1998 and 1997 having a book value of $13,556,000 and $11,541,000, respectively, were pledged as collateral for public deposits and for other purposes as required by law.

      Proceeds from sales and calls prior to maturity of securities available for sale during 1998 were $20,504,000, resulting in gross gains of $21,000 and gross losses of $20,000. Proceeds from calls prior to maturity of securities held to maturity during 1998 were $10,540,000, resulting in no gains or losses. Proceeds from sales and calls prior to maturity of securities available for sale during 1997 were $11,072,000, resulting in gross gains of $1,000 and gross losses of $15,000. Proceeds from calls prior to maturity of securities held to maturity during 1997 were $1,000,000 resulting in no gains or losses.

                                  Note 3: Loans

      The Bank grants various commercial and consumer loans, principally within New Jersey. A substantial portion of the Bank's commercial loan portfolio consists of loans for which the purpose was to acquire or develop real estate or for which the primary source of repayment is the liquidation of the real estate held as collateral. Accordingly, a substantial portion of the borrowers' ability to honor their loans is dependent on the success of the real estate industry in the Bank's market area. The Bank's commercial loan portfolio also includes loans which may be at least partially secured by real estate but for which the expected source of repayment is the cash flow from the borrower's business.

      The composition of the loan portfolio, net of unearned income, is as follows:

================================================================================
                                                               December 31
--------------------------------------------------------------------------------
                                                          1998           1997
--------------------------------------------------------------------------------
                                                           (In thousands)
Commercial and commercial real estate ............       $116,839       $110,589
Commercial real estate construction ..............         11,619         10,553
Residential real estate mortgage .................          4,380          6,179
Installment ......................................         36,961         41,785
--------------------------------------------------------------------------------
                                                         $169,799       $169,106
================================================================================

      The Bank's loan portfolio has certain concentrations of affiliated borrowers. The three largest concentrations, all of which are involved in commercial and residential real estate development and management, aggregate $25,577,000 and $31,245,000 at December 31, 1998 and 1997, respectively. All outstanding loans to these affiliated borrowers were performing in accordance with either their original or modified terms on those dates. The largest borrower concentration consists of loans to a group of affiliated borrowers with an aggregate balance of $13,050,000 and $15,011,000 at December 31, 1998 and 1997, respectively. A majority of these loans is secured by first mortgages on commercial properties where third-party loan payments paid directly to the Bank are the primary source of repayment.

      A second relationship consists of loans primarily for the construction or renovation of condominium units, totaling $7,152,000 and $8,209,000 at December 31, 1998 and 1997 respectively.

      The third concentration involves loans to certain affiliated real estate development companies whose principal owners have had a long-standing relationship with the Bank. Outstanding balances for this group at December 31, 1998 and 1997 were $5,375,000 and $8,025,000, respectively.

      Loans for which the accrual of interest has been discontinued totaled $444,000 and $745,000 at December 31, 1998 and 1997, respectively. Restructured loans for which terms have been modified totaled $1,260,000 and $1,475,000 at December 31, 1998 and 1997 respectively. At December 31, 1998, the Corporation had no commitments to advance funds to borrowers with restructured terms.

      Interest income that would have been recognized on nonaccrual loans under the original terms of such loans, contractual interest income on restructured loans that would have been recognized under the original terms of such loans, and the interest income actually received, are summarized below:

================================================================================
                                                                  Year ended
                                                                 December 31
--------------------------------------------------------------------------------
                                                              1998        1997
--------------------------------------------------------------------------------
                                                               (In thousands)
Interest income which would have
 been recognized on nonaccrual loans .................       $ 123        $ 326
Contractual interest income which would
 have been recognized on restructured loans ..........          79          144
Interest income received .............................        (131)        (118)
-------------------------------------------------------------------------------
Interest income not recognized .......................       $  71        $ 352
================================================================================

      Accounting standards require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

  The Corporation's impaired loans totaled $1,558,000 and $2,164,000 at December 31, 1998 and 1997, respectively, comprised of its commercial nonaccrual and restructured loan portfolios and other qualifying loans, if any. Average impaired loans during 1998 and 1997 were $1,991,000 and $2,502,000, respectively. All such loans are collateralized with real estate and have been written down to the fair value of the collateral. Since the Corporation's recorded investment in these loans is less than or equal to the fair value of the collateral, no valuation allowances were required.

                   Note 4: Allowance For Possible Loan Losses

      The level of the allowance is based on management's evaluation of the inherent risks in the loan portfolio after consideration of prevailing and anticipated economic conditions in the market area, the current status and credit standing of borrowers, and prior loss experience. The adequacy of the allowance is reviewed no less frequently than quarterly by senior management and the respective Boards of Directors of the Bank and the Corporation.

      Considerable uncertainty exists as to the ultimate performance of certain loans as a result of recent economic conditions in the region. These uncertainties could result in the Corporation's experiencing increased levels of nonperforming loans, greater charge-offs and increased provisions for possible loan losses in subsequent periods when losses become known.

      The following summarizes the activity in the allowance for possible loan losses:

================================================================================
                                                       Year ended December 31
--------------------------------------------------------------------------------
                                                     1998       1997       1996
-------------------------------------------------------------------------------
                                                           (In thousands)
Balance, beginning of year ....................   $ 4,628    $ 5,115     $4,853
  Provision charged to expense ................       275        480        400
  Recoveries of loans previously charged off ..     1,145        134        803
  Loans charged off ...........................    (1,275)    (1,101)      (941)
-------------------------------------------------------------------------------
Balance, end of year ..........................   $ 4,773    $ 4,628     $5,115
================================================================================

                        Note 5: Loans to Related Parties

      Loans to related parties include loans made to directors and executive officers (and their affiliated interests) of the Corporation and its subsidiaries. The following analysis shows the activity of related party loans during 1998:

================================================================================
                                                                 (In thousands)
Balance, December 31, 1997.......................................   $ 1,981
  Additions .....................................................     2,674
  Repayments ....................................................    (2,323)
  Resignation or death of officers...............................      (207)
--------------------------------------------------------------------------------
Balance, December 31, 1998 ......................................   $ 2,125
================================================================================

All related party loans were current as to interest and principal at December 31, 1998.

                         Note 6: Premises and Equipment

      At December 31, premises and equipment consists of the following:

================================================================================
                                                                  1998     1997
--------------------------------------------------------------------------------
                                                                  (In thousands)
Land and improvements ........................................   $  286   $  286
Buildings and improvements ...................................    2,812    2,810
Leasehold improvements .......................................      287      358
Furniture and equipment ......................................    2,301    2,975
--------------------------------------------------------------------------------
                                                                  5,686    6,429
Less - Accumulated depreciation and amortization .............    2,652    3,183
--------------------------------------------------------------------------------
                                                                 $3,034   $3,246
================================================================================

                       Note 7: Other Comprehensive Income

      The tax effect of other comprehensive income is as folows:

============================================================================================================
                                                                       Before-Tax                 Net of Tax
                                                                           Amount      Tax Effect    Amount
------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
Unrealized losses on securities -
  Unrealized holding losses arising during period ....................   $  (6,000)     $ 2,000    $  (4,000)
  Less: Reclassification adjustments for gains realized in net income       (1,000)          --       (1,000)
------------------------------------------------------------------------------------------------------------
Other comprehensive loss .............................................   $  (5,000)     $ 2,000    $  (3,000)
============================================================================================================
Year Ended December 31, 1997:
Unrealized losses on securities -
  Unrealized holding losses arising during period ....................   $ (31,000)     $12,000    $ (19,000)
  Less: Reclassification adjustments for losses realized in net income      14,000       (6,000)       8,000
------------------------------------------------------------------------------------------------------------
Other comprehensive loss .............................................   $ (17,000)     $ 6,000    $ (11,000)
============================================================================================================
Year Ended December 31, 1996:
Unrealized losses on securities -
  Unrealized holding losses arising during period ....................   $(224,000)     $89,000    $(135,000)
  Less: Reclassification adjustments for losses realized in net income      16,000       (6,000)      10,000
------------------------------------------------------------------------------------------------------------
Other comprehensive loss .............................................   $(208,000)     $83,000    $(125,000)
============================================================================================================

                                Note 8: Deposits

      The following is an expected maturity distribution of time deposits less than $100,000 as of December 31:

===============================================================================
                                                                 1998      1997
-------------------------------------------------------------------------------
                                                                 (In thousands)
Due in three months or less ...............................   $17,715   $17,454
Due between three months and one year .....................    37,553    35,834
Due over one year .........................................    12,327     9,084
-------------------------------------------------------------------------------
                                                              $67,595   $62,372
===============================================================================

As of December 31, 1998 and 1997, there were $11,090,000 and $7,502,000, respectively, of certificates of deposits over $100,000. Such certificates totalling $10,684,000 and $7,165,000, respectively, had remaining maturities of one year or less on those dates.

                              Note 9: Income Taxes

      The current and deferred amounts of the provision for income taxes as of December 31 are as follows:

================================================================================
                                                      1998       1997      1996
--------------------------------------------------------------------------------
                                                          (In thousands)
Current
  Federal .......................................    $2,026     $  880    $  449
  State .........................................       326        143        --
Deferred ........................................      (122)       883       829
--------------------------------------------------------------------------------
Total provision for income taxes ................    $2,230     $1,906    $1,278
================================================================================

      Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

      Cumulative temporary differences giving rise to a significant portion of deferred tax assets and liabilities are as follows:

================================================================================
                                                               Deferred Asset
                                                                 (Liability)
                                                                 December 31
--------------------------------------------------------------------------------
                                                               1998       1997
--------------------------------------------------------------------------------
                                                              (In thousands)
Allowance for possible losses on loans and
  other real estate .......................................   $1,909     $1,530
Gain on restructured loans ................................      299        299
Depreciation and amortization .............................       69        161
Net nonaccrual interest recoveries ........................       31         15
Accrued liabilities not currently deductible ..............      437        266
Alternative minimum tax credits ...........................       --        266
Net holding losses on securities available for sale .......       35         33
Other .....................................................     (104)      (126)
--------------------------------------------------------------------------------
    Net deferred tax asset included in Other Assets ......    $2,676     $2,444
================================================================================

      A reconciliation of income taxes calculated at the U. S. statutory rate of 34% to the actual income tax provision is as follows:

================================================================================
                                                      1998       1997       1996
--------------------------------------------------------------------------------
                                                          (In thousands)
Statutory  provision ...........................   $2,092     $1,738     $1,474
Reduction in Federal taxes resulting from
  tax-exempt income................ ............     (126)       (55)       (15)
State taxes on income, net of Federal
  tax benefit ..................................      264        313        327
Reversals of accruals no longer required .......       --         --       (496)
Other ..........................................       --        (90)       (12)
--------------------------------------------------------------------------------
                                                   $2,230     $1,906     $1,278
================================================================================

                          Note 10: Stockholders' Equity

No Par Stock

      During 1998, the Corporation amended its Certificate of Incorporation to delete the Preferred Stock as a category of no par stock. At December 31, 1998, no par stock consisted of 1,000,000 authorized shares which may be divided into classes and series and into series within any class as determined by the Board of Directors.

Stock Options

      In 1994, concurrent with an employment contract, the Corporation entered into a nonstatutory stock option agreement ("Option Agreement") with the new president and CEO. Pursuant to the Option Agreement, the Corporation granted an option to purchase shares of common stock up to an aggregate exercise price of $500,000. The options were granted in three separate tiers as follows: (1) Tier 1 options having an aggregate exercise price of $170,000 exercisable at $2 per share, (2) Tier 2 options having an aggregate exercise price of $165,000 exercisable at $2.32 per share, and (3) Tier 3 options having an aggregate exercise price of $165,000 exercisable at $2.63 per share.

      Twenty-five percent of the Tier 1, 2 and 3 options become exercisable one, two and three years, respectively, after March 17, 1994 (the effective date). The remaining options for each tier become exercisable in 25% increments on each of the three subsequent anniversaries from the applicable effective date. The Option Agreement further provides that the vesting schedule will be accelerated and all options will become exercisable upon a "change in control," as defined in the contract. All unexercised options expire seven years from the effective date. Exercise of the options is also subject to the Corporation's achieving certain annual performance standards relating to profitability and return on equity.

      At the 1995 annual meeting of stockholders, two additional stock option plans were approved. The first, the Ramapo Financial Corporation 1995 Employee Stock Option Plan ("Employee Plan"), provides for the granting of incentive stock options and nonqualified stock options to officers and other employees of the Corporation and its subsidiaries. The maximum number of shares of common stock of the Corporation, $1 par value, that may be made subject to options granted pursuant to the Employee Plan is 750,000. Options shall have a term of no more than ten years from the date of grant. Exercisability of the options is determined by a committee of the Board of Directors at the time of grant; in general, no option may be exercisable within six months of the date it is granted. The minimum exercise price per share for each option granted is the last sale price for such shares on NASDAQ on the date of grant.

      The second plan, the Ramapo Financial Corporation 1995 Stock Option Plan for Nonemployee Directors ("Directors' Plan"), provides for the granting of nonqualified stock options to nonemployee directors of the Corporation and its subsidiaries. The maximum number of shares of common stock, $1 par value, that may be made subject to options granted pursuant to the Directors' Plan is 200,000. In accordance with the terms of the Directors' Plan, a one-time grant of years of service options was made effective May 16, 1995 totaling 65,000 shares subject to option. Such options became exercisable six months after their grant. The exercise price of $3.50 per share was determined by the last sale price on the date of grant. The Directors' Plan also provides for annual grant options to be granted in 1996 and annually thereafter on the date of the annual meeting of stockholders until May 16, 2005, the expiration date of the Directors' Plan. Each eligible director will automatically be annually granted such an option to purchase 1,800 shares. A total of 50% of such options become exercisable six months from the date of grant with the remainder becoming exercisable eighteen months from the date of grant. The exercise price per share will be determined by the last sale price on the date of grant.

      As of December 31, 1998, 1,086,184 shares were reserved for future issuance under the Option Agreement and these two Plans. In February, 1997, the Board of Directors voted to terminate the 1986 Nonstatutory Stock Option Plan, which had 100,000 shares of common stock reserved for future issuance and no previously granted options outstanding.

      Option activity for the years ended December 31 is summarized as follows:

====================================================================================================================================
                                               1998                              1997                             1996
-----------------------------------------------------------------------------------------------------------------------------------
                                     Number               Price         Number           Price           Number          Price
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year .......   1,025,009                          767,534                         545,434
Options granted ..................      16,200           $7.94          272,600       $5.69 - $6.00     262,100      $4.81 - $4.88
Options exercised ................     (72,125)       2.00 - 6.00        (9,875)       3.50 - 4.81         (750)          3.81
Options cancelled ................     (10,500)       3.81 - 6.00        (5,250)       4.81 - 6.00      (39,250)      3.81 - 18.13
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of year .............     958,584        2.00 - 7.94     1,025,009        2.00 - 6.00      767,534       2.00 - 4.88
====================================================================================================================================
Options exercisable, end of year..     718,703       $2.00 - $7.94      543,444       $2.00 - $6.00     304,736      $2.00 - $4.88
====================================================================================================================================

      The Corporation applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The compensation cost that has been charged against income for its performance-based plan was $308,000, $296,000 and $108,000 for 1998, 1997, and 1996, respectively.
Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards granted after December 31, 1994 under those plans consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," the Corporation's net income and income per share would have been reduced to the pro forma amounts indicated in the table below:

================================================================================
                                           1998              1997         1996
--------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Net Income:
As reported .......................       $3,923            $3,205        $3,056
   Pro forma ......................       $3,729            $2,912        $2,880
Income per share - basic:
   As reported ....................       $  .48            $  .40        $  .38
   Pro forma ......................       $  .46            $  .36        $  .35
Income per share - diluted:
   As reported ....................       $  .46            $  .38        $  .37
   Pro forma ......................       $  .44            $  .35        $  .35
================================================================================

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.3%, 1.4% and 2.5%; expected volatility of 27%, 28% and 25% for all options; risk-free interest rates of 5.8%, 6.6% and 6.5% for the Directors' Plan options, and 6.5%, and 6.9% in 1997 and 1996, respectively, for the Employee Plan options; and expected lives of 5.6, 6.4 and 6.5 years for the Directors' Plan options and 8.0 and 7.8 years in 1997 and 1996, respectively, for the Employee Plan options.

      The weighted average fair values at grant-date for options awarded in 1998, 1997 and 1996 were $2.59, $2.42 and $1.60, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1998:

================================================================================
  Exercise                                                         Remaining
  Price           Number Outstanding     Number Exercisable    Contractual Life
--------------------------------------------------------------------------------
   $2.00               45,000                 45,000                2.2 years
    2.32               71,244                 53,433                2.2
    2.63               62,690                 31,345                2.2
    3.50               60,000                 60,000                6.4
    3.81              196,875                196,875                6.4
    4.81              234,500                174,875                7.5
    4.88               12,600                 12,600                7.3
    5.69               12,600                 12,600                8.3
    6.00              246,875                123,875                8.4
    7.94               16,200                  8,100                9.3
--------------------------------------------------------------------------------
                      958,584                718,703                6.4
================================================================================

                     Note 11: Commitments and Contingencies

      The consolidated balance sheets as of December 31, 1998 and 1997 do not reflect various commitments relating to financial instruments which are used in the normal course of business. These instruments include commitments to extend credit and letters of credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the Corporation's financial position or results of operations.

      Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. In the normal course of business, the Corporation often receives a fee for providing a commitment. The Corporation was committed to advance $38,890,000 and $35,799,000 to its borrowers as of December 31, 1998 and 1997, respectively. The majority of such commitments expire within one year. These commitments include a $300,000 revolving line of credit, at a fixed rate above the Bank's base rate, to a related party.

      Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. The Corporation has entered into standby letters of credit contracts with its customers totaling $784,000 and $1,028,000 as of December 31, 1998 and 1997, respectively, which generally expire within one year.

      The Corporation and its subsidiaries lease land, buildings and equipment in several locations for their banking facilities under operating leases which expire at various dates through 2009 but which contain certain renewal options. Total rent expense was approximately $243,000, $232,000, and $183,000, for 1998, 1997 and 1996, respectively.

      On March 1, 1995, the Corporation entered into a five-year license agreement with its banking software provider. Minimum future annual payments under this agreement are expected to be approximately $87,000.

      At December 31, 1998, aggregate annual minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are as follows:

================================================================================
1999 ................................................................ $  192,000
2000 ................................................................    134,000
2001 ................................................................    136,000
2002 ................................................................    137,000
2003 ................................................................    126,000
Thereafter ..........................................................    355,000
--------------------------------------------------------------------------------
                                                                      $1,080,000
================================================================================

      It is expected that in the normal course of business leases that expire will be renewed or replaced by leases of other properties; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for 1999.

      Cash and due from banks includes certain reserve balances maintained in accordance with requirements of the Bank's regulatory authorities. The reserve balances aggregated $235,000 and $299,000 at December 31, 1998 and 1997, respectively.

      The Corporation may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. In management's judgment, the consolidated financial position or results of operations of the Corporation will not be materially affected by the final outcome of any present legal proceedings.

                             Note 12: Benefit Plans

      The Corporation and its subsidiaries have a savings plan for all employees under which the Corporation is required to match employee contributions up to 5% of each participant's annual compensation.

      In 1989, the Corporation and its subsidiaries adopted a supplemental income plan for certain key employees which required the Corporation to make annual contributions to the plan for a period of five years. The types of benefits which may be granted under the supplemental income plan include (a) a pre-retirement death benefit payable in ten annual installments if the participant dies during active employment, (b) a severance benefit payable in a lump sum if termination occurs other than through death, retirement, permanent disability or termination for specified causes and (c) a retirement benefit payable in ten annual installments following retirement after attainment of age
65. At December 31, 1998, seven current and former employees or their beneficiaries were participating in this plan. The Corporation accrues for the liability during the period of active employment, in accordance with accounting for deferred compensation contracts.

      Charges to operations for the above plans for the years ended December 31, 1998, 1997 and 1996 were $191,000, $165,000 and $167,000, respectively.

      Other than the benefit provided by the supplemental income plan described above, the Corporation is not obligated to provide any post-retirement benefits for its employees.

                  Note 13: Fair Value of Financial Instruments

      The following is a summary of fair value versus the carrying value of the Corporation's financial instruments. For the Corporation, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments. Many of the Corporation's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation's general practice and intent to hold its financial instruments to maturity and not engage in trading or sales activities. Therefore, significant estimations and present value calculations were used by the Corporation for the purpose of this disclosure.

      Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

      The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 1998 and 1997, were as follows:

      Financial instruments actively traded in the secondary market have been valued using available market prices.

========================================================================================================================
                                                                December 31, 1998               December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                          Carrying          Estimated        Carrying         Estimated
                                                           Value           Fair Value         Value          Fair Value
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ............................    $16,227,000      $16,227,000      $20,275,000      $20,275,000
Securities available for sale at fair value (Note 2)..     95,707,000       95,707,000       48,556,000       48,556,000
Securities held to maturity (Note 2) .................     49,480,000       49,891,000       40,438,000       40,652,000
========================================================================================================================

      Financial instruments with stated maturities have been valued using a present value discounted cash flow method with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

========================================================================================================================
                                                               December 31, 1998                 December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                          Carrying          Estimated        Carrying         Estimated
                                                           Value           Fair Value         Value          Fair Value
------------------------------------------------------------------------------------------------------------------------
Gross loans, including accrued interest ........      $170,802,000      $173,771,000      $170,317,000      $169,689,000
Deposits, including accrued interest ...........       296,260,000       296,636,000       250,550,000       250,682,000
Securities sold under agreements to repurchase..         3,008,000         3,008,000         1,677,000         1,677,000
========================================================================================================================

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

      There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which totaled $38,890,000 and $35,799,000 at December 31, 1998 and 1997, respectively, and are generally priced at market at time of funding. Standby letters of credit totaling $784,000 and $1,028,000 as of December 31, 1998 and 1997, respectively, are based on fees charged for similar agreements and are also assumed to have no material difference in fair value to off-balance-sheet value. See also Note 11 for additional discussion relating to these off-balance-sheet activities. At December 31, 1998 and 1997, fees related to the unexpired terms of letters of credit were not significant.

                           Note 14: Regulatory Capital

      The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines (Corporation and Bank) and the regulatory framework for prompt corrective action (Bank only), the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The most recent notification by the Federal Reserve Bank of New York categorized the Corporation as "well capitalized". To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective category.

====================================================================================================================================
                                                                                                    For Capital
                                                                  Actual                         Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------------------
                                                           Amount        Ratio                     Amount
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................               $36,357,000    16.5%       greater than or equal to  $17,651,000
     Bank ..................................               $31,017,000    14.1%       greater than or equal to  $17,599,000
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................               $33,574,000    15.2%       greater than or equal to  $ 8,826,000
     Bank ..................................               $28,243,000    12.8%       greater than or equal to  $ 8,800,000
   Tier 1 Capital (to Average Assets):
     Corporation ...........................               $33,574,000    10.1%       greater than or equal to  $13,308,000
     Bank ..................................               $28,243,000     8.5%       greater than or equal to  $13,287,000
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................               $31,854,000    16.5%       greater than or equal to  $15,417,000
     Bank ..................................               $29,405,000    15.3%       greater than or equal to  $15,377,000
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................               $29,417,000    15.3%       greater than or equal to  $ 7,708,000
     Bank ..................................               $26,975,000    14.0%       greater than or equal to  $ 7,688,000
   Tier 1 Capital (to Average Assets):
     Corporation ...........................               $29,417,000    10.5%       greater than or equal to  $11,234,000
     Bank ..................................               $26,975,000     9.6%       greater than or equal to  $11,219,000
====================================================================================================================================

====================================================================================================================================
                                                                      For Capital
                                                                  Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................          greater than or equal to  8.0%
     Bank ..................................          greater than or equal to  8.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................          greater than or equal to  4.0%
     Bank ..................................          greater than or equal to  4.0%
   Tier 1 Capital (to Average Assets):
     Corporation ...........................          greater than or equal to  4.0%
     Bank ..................................          greater than or equal to  4.0%
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................          greater than or equal to  8.0%
     Bank ..................................          greater than or equal to  8.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................          greater than or equal to  4.0%
     Bank ..................................          greater than or equal to  4.0%
   Tier 1 Capital (to Average Assets):
     Corporation ...........................          greater than or equal to  4.0%
     Bank ..................................          greater than or equal to  4.0%
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
                                                                               To Be Well Capitalized Under
                                                                           Prompt Corrective Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amount                                   Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................           greater than or equal to $22,064,000         greater than or equal to 10.0%
     Bank ..................................           greater than or equal to $21,999,000         greater than or equal to 10.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................           greater than or equal to $13,238,000         greater than or equal to 6.0%
     Bank ..................................           greater than or equal to $13,199,000         greater than or equal to 6.0%
   Tier 1 Capital (to Average Assets):
     Corporation ...........................           greater than or equal to $16,634,000         greater than or equal to 5.0%
     Bank ..................................           greater than or equal to $16,609,000         greater than or equal to 5.0%
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to Risk-Weighted Assets):
     Corporation ...........................           greater than or equal to $19,271,000         greater than or equal to 10.0%
     Bank ..................................           greater than or equal to $19,221,000         greater than or equal to 10.0%
   Tier 1 Capital (to Risk-Weighted Assets):
     Corporation ...........................           greater than or equal to $11,563,000         greater than or equal to 6.0%
     Bank ..................................           greater than or equal to $11,533,000         greater than or equal to 6.0%
   Tier 1 Capital (to Average Assets):
     Corporation ...........................           greater than or equal to $14,042,000         greater than or equal to 5.0%
     Bank ..................................           greater than or equal to $14,024,000         greater than or equal to 5.0%
===================================================================================================================================

     Note 15: Condensed Financial Statements of Ramapo Financial Corporation
                              (Parent Company Only)

                        BALANCE SHEETS                          December 31
================================================================================
                                                             1998          1997
-------------------------------------------------------------------------------
                                                               (In thousands)
Assets
  Cash and Due from Banks ..........................      $   273       $    57
  Interest-Bearing Deposits ........................        5,535         2,904
  Investment in Bank Subsidiary (Equity Method) ....       28,691        28,855
  Other Assets .....................................        1,020           672
-------------------------------------------------------------------------------
    TOTAL ASSETS ...................................      $35,519       $32,488
================================================================================
Liabilities - Other ................................      $ 1,497       $ 1,191
--------------------------------------------------------------------------------
Stockholders' Equity
  Common Stock .....................................        8,114         8,107
  Capital in Excess of Par Value ...................       13,267        12,901
  Retained Earnings ................................       12,694        10,339
  Accumulated Other Comprehensive Loss .............          (53)          (50)
-------------------------------------------------------------------------------
    Total Stockholders' Equity .....................       34,022        31,297
-------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity .....      $35,519       $32,488
================================================================================

=================================================================================
                       STATEMENTS OF INCOME                Year ended December 31
---------------------------------------------------------------------------------
                                                      1998        1997      1996
---------------------------------------------------------------------------------
                                                            (In thousands)
Operating Income
  Rental Income from Subsidiary Bank ............    $  125     $  180     $  180
  Interest on Deposit Accounts at Subsidiary Bank       201        117        124
  Dividends from Subsidiary Bank ................     4,219        971        324
  Other Income ..................................         6          7         58
---------------------------------------------------------------------------------
    Total Operating Income ......................     4,551      1,275        686
---------------------------------------------------------------------------------
Operating Expenses ..............................       536        580        559
---------------------------------------------------------------------------------
Income before Income Taxes and Equity in
  Undistributed Income of Subsidiaries ..........     4,015        695        127
Income Tax Benefit ..............................       (69)       (94)       (67)
---------------------------------------------------------------------------------
Income before Equity in Undistributed Income
  of Subsidiaries ...............................     4,084        789        194
Equity in Undistributed Income of Subsidiaries ..      (161)     2,416      2,862
---------------------------------------------------------------------------------
  Net Income ....................................    $3,923     $3,205     $3,056
=================================================================================

No Federal income tax is applicable to the income received from subsidiaries since the parent company and subsidiaries file a consolidated Federal income tax return.

     Note 15: Condensed Financial Statements of Ramapo Financial Corporation
                        (Parent Company Only) (Continued)

===========================================================================================
                   STATEMENTS OF CASH FLOWS                       Year ended December 31
-------------------------------------------------------------------------------------------
                                                              1998          1997       1996
-------------------------------------------------------------------------------------------
                                                                   (In thousands)
Cash Flows from Operating Activities:
  Net Income ..............................................   $ 3,923    $ 3,205    $ 3,056
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Equity in Undistributed Income of Subsidiaries ......       161     (2,416)    (2,862)
      Depreciation and Amortization .......................        14         48        115
      Dividends Declared but Not Paid .....................       (82)       (80)      (162)
      (Increase) Decrease in Other Assets .................      (221)       127       (474)
      Increase in Other Liabilities .......................       306        385        498
-------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities ...........     4,101      1,269        171
-------------------------------------------------------------------------------------------
Cash Flows from Investing Activities - Capital Expenditures      (141)        --         --
-------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
      Redemption of Class A Preferred Stock ...............        --         --       (717)
      Cash Dividends on Preferred Stock ...................        --         --       (106)
      Cash Dividends on Common Stock ......................    (1,137)      (891)      (162)
      Purchase and Retirement of Common Stock .............      (414)        --         --
      Proceeds from Stock Options Exercised ...............       438         38          3
-------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities .....................    (1,113)      (853)      (982)
-------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ......     2,847        416       (811)
Cash and Cash Equivalents, Beginning of Year ..............     2,961      2,545      3,356
-------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year ....................   $ 5,808    $ 2,961    $ 2,545
===========================================================================================

      The parent company's resources available to meet its cash obligations subsequent to December 31, 1998 are limited to liquid assets on hand which include cash and due from banks and interest-bearing deposits, and dividends from subsidiary Bank.

      Based on current resources discussed above, management expects to meet its obligations at the parent company level for the foreseeable future.

             Note 16: Supplementary Statements of Income Information

   Major categories of other expense for the indicated periods are as follows:

================================================================================
                                                Year ended December 31
--------------------------------------------------------------------------------
                                            1998          1997          1996
--------------------------------------------------------------------------------
                                                       (In thousands)
Legal* ................................   $   94        $  196       $  312
Postage and freight ...................      180           158          167
Stationery and printing................      199           288          248
Audit and examinations ................      120           150          174
Telephone .............................      210           194          152
Consulting fees .......................      239           260          212
Credit reports/appraisal fees .........      127           103          125
Bonding and insurance .................      136           156          207
Amortization of intangible assets .....      120           258          256
Advertising............................      235           235          231
All other expenses ....................      995           813          724
--------------------------------------------------------------------------------
                                          $2,655        $2,811       $2,808
================================================================================

* Includes $120,000, $181,000 and $288,000 for 1998, 1997 and 1996,
respectively, paid to a law firm of which two directors of the Corporation are principals. Payments are higher than recorded expense in 1998 due to the timing of cash payments and expense accruals.

                            Note 17: Merger Agreement

      On December 17, 1998, the Corporation entered into an agreement and Plan of Merger ("Merger Agreement") with Valley National Bancorp ("Valley"). In accordance with the Merger Agreement, each share of the Corporation's common stock will be exchanged for 0.425 shares of Valley common stock. In connection with the Merger Agreement, the Corporation also granted Valley an option to acquire 1,608,159 shares of the Corporation's authorized but unissued common stock at an exercise price of $7.50 per share. The proposed transaction is subject to approval by the Corporation's shareholders and certain regulatory authorities. The transaction is expected to be accounted for as a pooling-of-interests.

      Note 18: Quarterly Financial Information (Unaudited)

      The following quarterly financial information for the years ended December 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

====================================================================================================================================
                                                                                                        1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                March 31      June 30     September 30   December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands, except per share amounts)
Total interest income ..................................................         $5,079         $5,379         $5,616         $5,563
Total interest expense .................................................          1,694          1,858          2,009          1,993
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income ..................................................          3,385          3,521          3,607          3,570
Provision for possible loan losses .....................................             75             75             75             50
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for
   possible loan losses ................................................          3,310          3,446          3,532          3,520
Total other income .....................................................            574            582            552            593
Total other expense ....................................................          2,584          2,588          2,489          2,295
Net income .............................................................         $  800         $  887         $1,038         $1,198
Net income per common share - basic ....................................         $  .10         $  .11         $  .13         $  .15
                            - diluted ..................................         $  .09         $  .10         $  .12         $  .14
====================================================================================================================================

====================================================================================================================================
                                                                                                        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                March 31      June 30     September 30   December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands, except per share amounts)
Total interest income ..................................................         $4,735         $4,907         $4,994         $5,098
Total interest expense .................................................          1,512          1,544          1,577          1,664
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income ..................................................          3,223          3,363          3,417          3,434
Provision for possible loan losses .....................................            120            120            120            120
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for
   possible loan losses ................................................          3,103          3,243          3,297          3,314
Total other income .....................................................            515            548            560            559
Total other expense ....................................................          2,472          2,483          2,558          2,515
Net income .............................................................         $  714         $  822         $  816         $  853
Net income per common share - basic ....................................         $  .09         $  .10         $  .10         $  .11
                            - diluted ..................................         $  .09         $  .10         $  .10         $  .10
====================================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth, for each nominee and each continuing director, his name, age as of March 1, 1999 and the year he first became a director of the Corporation. The table also sets forth the names, ages and positions of the Corporation's current executive officers and the year each was first elected to his current position. Each director of the Corporation also is a member of the Board of Directors of the Bank and each executive officer (excluding Chairman Victor C. Otley, Jr.) also serves as an executive officer of the Bank. There are no arrangements or understandings between the Corporation and any director or executive officer pursuant to which such person has been elected a director or executive officer of the Corporation other than the agreements respectively between Messrs. O'Shea and Knauer and the Corporation and the Bank (discussed under " - Certain Agreements"), and no director or executive officer is related to any other director or executive officer by blood, marriage or adoption. All executive officers other than Mr. O'Shea are elected annually by the Board of Directors,. Mr. O'Shea is serving pursuant to an employment agreement dated March 14, 1996, which provides for a term of employment of three years with the Corporation and one year with the Bank. See "- Certain Agreements".


                                               YEAR FIRST
                               AGE AS OF       ELECTED AS     CURRENT TERM
      NAME                   MARCH 1, 1999      DIRECTOR       TO EXPIRE
      ----                   -------------     ----------     ------------

James R. Kaplan                   64              1993           1999
Erwin D. Knauer                   53              1993           1999
Louis S. Miller                   84              1974           2000
Mortimer  J. O'Shea               53              1994           2000
Victor C. Otley, Jr.              63              1974           2000
Donald W. Barney                  58              1993           2001
Richard S. Miller                 64              1974           2001

                               EXECUTIVE OFFICERS

                                                           AGE AS OF       YEAR FIRST ELECTED
NAME                            OFFICE                   MARCH 1, 1999     TO CURRENT OFFICE
----                            ------                   -------------     -----------------
Mortimer J. O'Shea         President and Chief
                             Executive Officer                 53                1994
Erwin D. Knauer            Senior Vice President               53                1993
Walter A. Wojcik, Jr.      Treasurer                           49                1985


         Presented below is certain information concerning the directors and the executive officers of the Corporation. In addition to serving as Directors of the Corporation and the Bank, all directors of the Corporation named below also serve as Directors of one or more of the Corporation's nonbank subsidiaries.

JAMES R. KAPLAN has been a director of the Corporation since 1993 and has been a director of the Bank since 1991. He is currently Chairman, President and Chief Executive Officer of Cornell Dubilier Electronics, Inc., located in Wayne, New Jersey. He also serves on the Board of Governors of the Electronic Industries Association.

ERWIN D. KNAUER has been a director of the Corporation since 1993 and a director of the Bank since 1989. He has served as Vice President of the Corporation from April 1984 to April 1992 and Senior Vice President of the Corporation from that date to the present. Mr. Knauer has served as President of the Bank since 1989, prior to which he served as Executive Vice President of the Bank.

LOUIS S. MILLER has served as a director of the Corporation since its formation in 1974 and has been a director of the Bank since 1968. Mr. Miller is a retired certified public accountant.

MORTIMER J. O'SHEA became Director, President and Chief Executive Officer of the Corporation and Chairman and Chief Executive Officer of the Bank in March 1994. From 1985 to March 1994, he served in various capacities with The Summit Bancorporation ("Summit") and its subsidiaries. From October 1993 until his resignation in 1994, he served as Regional President of Summit Bank with responsibility for its Western Region. He also served on Summit's Management Executive Committee. From June 1990 to October 1993, he served as President and Chief Executive Officer of Somerset Trust Company, which was a wholly-owned subsidiary of Summit. Mr. O'Shea was President and Chief Executive Officer of The Trust Company of Princeton, also a wholly-owned subsidiary of Summit, from its organization in December 1985 through June 1990. During his tenure, this start-up bank grew to $50 million in assets. Prior to joining Summit, Mr. O'Shea held various lending and management positions with First Fidelity Bancorporation and Irving Trust Corporation.

VICTOR C. OTLEY, JR. has served as a director of the Corporation since 1974 and a director of the Bank since 1970. From September 1993 to March 1994, Mr. Otley served as President and Chief Executive Officer of the Corporation and Chairman of the Board and Chief Executive Officer of the Bank on a temporary basis. In January 1994, Mr. Otley became Chairman of the Board of the Corporation and continues to serve in that capacity. Prior to assuming executive officer positions with the Corporation and the Bank in September 1993, he was a Director and a Vice President of the law firm of Williams, Caliri, Miller & Otley, a professional corporation, of Wayne, New Jersey ("Williams, Caliri, Miller & Otley"), which acts as legal counsel to the Corporation and its subsidiaries. See " - Certain Relationships and Related Transactions". Mr. Otley returned to that firm after stepping down as Chief Executive Officer of the Corporation and the Bank in March 1994.

DONALD W. BARNEY became a director of the Corporation in 1993, having been a member of the Bank's Board of Directors since 1989. He joined the Union Camp Corporation, Wayne, New Jersey in 1969, from which he recently retired as Vice President and Treasurer. Mr. Barney is also a certified public accountant. He is President and a Trustee of the First Real Estate Investment Trust of New Jersey.

RICHARD S. MILLER has served as a director of the Corporation since 1974 and a director of the Bank since 1970. Mr. Miller is a director and the President of Williams, Caliri, Miller & Otley. See " - Certain Relationships and Related Transactions".

WALTER A. WOJCIK, JR. has served as Treasurer of the Corporation since 1985 and Senior Vice President and Treasurer of the Bank from 1989 to the present. Prior to that, he was Vice President and Treasurer of the Bank. He also served as Treasurer of Pilgrim State Bank, which was then a subsidiary of the Corporation, from 1988 to its sale in June 1993. He is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers to file reports of holdings and transactions in common stock with the SEC. Based on Corporation records and other information, the Corporation believes that all SEC filing requirements applicable to its directors and executive officers with respect to the Corporation's 1998 fiscal year were met in timely fashion.

ITEM 11.  EXECUTIVE COMPENSATION.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         Each executive officer of the Corporation, with the exception of Chairman Victor C. Otley, Jr., also serves as an executive officer of the Bank. These executive officers devote the great majority of their time to and receive their salaries from the Bank. Neither the Bank nor the Corporation has a compensation committee. Compensation decisions for the Bank are made by its Board of Directors. The Corporation's Board reviews and approves the compensation decisions of the Bank's Board for the two most highly compensated executives -- Messrs. O'Shea and Knauer.

         The Corporation's policy with respect to executive compensation continues to be one which seeks to compensate its executives fairly and adequately for their responsibilities, taking into account (i) the profitability of the operating unit for which the executive is responsible (except in the case of the Corporation's Chief Executive Officer, who is responsible for the profitability of the Corporation as a whole), (ii) the profitability of the Corporation as a whole and (iii) prevailing levels of compensation for executives of other institutions in New Jersey with comparable responsibilities and experience. The policy recognizes that in order to recruit and retain quality executive talent, the Corporation's total compensation package must be competitive in the marketplace.

         Within the foregoing general guidelines, the Boards' specific compensation strategy is to attempt to arrive at appropriate individual levels of compensation for each executive officer by looking at total compensation including annual base salary, incentive bonus potential, and employee benefit plans and stock option awards.

In an effort to link compensation directly to performance and enhanced stockholder values, the Bank Board implemented a Management Incentive Bonus Plan for the year 1996. The Board considered the Plan to have achieved its objectives and renewed it for 1998. Bonuses under the Plan are awarded by the Bank's Board based 50% upon overall earnings performance of the Corporation and 50% upon the individual executive's performance. Bonuses totaling $210,575 were awarded in January 1999 based upon 1998 performance.

         When Mr. O'Shea joined the Corporation in March 1994 as President and CEO of the Corporation and Chairman and CEO of the Bank, he entered into an employment agreement with the Corporation and the Bank. In March 1996 that agreement was modified and extended. The term of Mr. O'Shea's employment with the Corporation was extended until March 1999, and the term of Mr. O'Shea's employment with the Bank was extended until March 1998. In March of 1998 the agreement with the Bank was extended until March 1999. Also in July 1996 Mr. Knauer entered into a salary continuation agreement with the Corporation and the Bank (See " - Certain Agreements" below). That agreement was amended in 1998.

         This report and the comparative stock performance graph which follows shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                             Respectfully submitted,
                             Donald W. Barney
                             James R. Kaplan
                             Erwin D. Knauer
                             Louis S. Miller
                             Richard S. Miller
                             Mortimer  J. O'Shea
                             Victor C. Otley, Jr.

INTERLOCKS AND INSIDER PARTICIPATION REGARDING COMPENSATION MATTERS

         The Board of Directors of the Bank reviews the compensation of employees of the Bank. The Board of Directors of the Corporation reviews and approves the compensation decisions of the Bank's Board for Messrs. O'Shea and Knauer. Options under the Corporation's 1995 Employee Stock Option Plan are awarded by the Corporation's Stock Option Committee, which is comprised of all of the directors of the Corporation other than Messrs. O'Shea and Knauer. The Corporation does not have any employees of its own.

         During 1998, Victor C. Otley, Jr. served as Chairman of the Board of Directors of the Corporation and as a Director of the Bank. Mortimer J. O'Shea served as a Director, Chief Executive Officer and President of the Corporation and Chairman of the Board of Directors and Chief Executive Officer of the Bank. Erwin D. Knauer, Senior Vice President of the Corporation and President of the Bank, is also a member of the Corporation's Board of Directors. Messrs. O'Shea and Knauer each absented himself from all discussions, and abstained from all voting, with respect to his own compensation.

COMPARATIVE STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on a hypothetical $100 investment made on December 31, 1993, assuming reinvestment of dividends, in (1) the Corporation's Common Stock, (2) the NASDAQ Stock Market (U.S.) Index, and (3) the NASDAQ Bank Stock Index.



                          [CHART - PLOT POINTS FOLLOW]

                       Ramapo             NASDAQ         NASDAQ
                       Financial Corp.     (US)        Bank Stock
     12/31/93          100.00             100.00         100.00
     12/30/94          127.95              97.75          99.64
     12/29/95          188.24             138.26         148.38
     12/31/96          236.24             170.01         195.91
     12/31/97          414.70             208.30         328.02
     12/31/98          544.47             293.52         325.38

EXECUTIVE COMPENSATION AND OTHER BENEFITS

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation earned or awarded during the years ended December 31, 1998, 1997 and 1996 to the Corporation's Chief Executive Officer, and its other executive officers whose total salary and bonus in 1998 exceeded $100,000.

                                            ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                       -------------------------------   ---------------------------------
                                                                                AWARDS            PAYOUTS
                                                                         ----------------------- ---------
                                                              OTHER
                                                              ANNUAL     RESTRICTED                           ALL OTHER
                                                              COMPEN-     STOCK        OPTIONS     LTIP        COMPEN-
NAME AND PRINCIPAL POSITION      YEAR    SALARY     BONUS     SATION(1)  AWARDS($)   (SHARES)(2)  PAYOUTS      SATION
------------------------------  ------  --------   --------  ---------   ---------   ----------  ---------    ------------
Mortimer J. O'Shea               1998  $233,462    $40,200       $--      $--             --       $--         $338,337 (4)
  Chief Executive Officer (3)    1997   219,808     35,000        --       --         10,000        --           10,787
                                 1996   210,000         --        --       --         30,000        --            8,787


Erwin D. Knauer                  1998   163,269     32,275        --       --             --        --           18,673 (6)
  Senior Vice President(5)       1997   149,692     27,500        --       --         30,000        --           17,895
                                 1996   142,000         --        --       --         30,000        --           17,437

Walter A. Wojcik, Jr             1998    91,231     14,763        --       --             --        --            5,448 (7)
   Treasurer                     1997    83,846     13,250        --       --         20,000        --            4,996
                                 1996    80,000         --        --       --         20,000        --            4,910



(1) The Corporation provides certain perquisites and other benefits to executive officers. The aggregate amount of such compensation did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for each of the named executive officers during any of the years reported.

(2) Incentive stock options and nonqualified stock options granted pursuant to the Corporation's 1995 Employee Stock Option Plan.

(3) In March 1994, Mr. O'Shea was appointed President and Chief Executive Officer of the Corporation and Chairman of the Board and Chief Executive Officer of the Bank. At that time, Mr. O'Shea entered into an employment agreement and a nonstatutory stock option agreement with the Corporation and the Bank. See " - Certain Agreements".

(4) Consists of $328,750 in income attributable to the exercise of nonstatutory stock options, $1,587 in life insurance premiums, and $8,000 in employer 401(k) matching contributions.

(5) In July 1996 Mr. Knauer entered into a salary continuation agreement with the Corporation and the Bank. See " - Certain Agreements".

(6) Consists of $1,326 in life insurance premiums, $8,000 in employer 401(k) matching contributions, and $9,346 in automobile allowance.

(7) Consists of $887 in life insurance premiums and $4,562 in employer 401(k) matching contributions.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

         No stock options were granted to executive employees during 1998. The following table sets forth information concerning the value of options held by the individuals listed in the Summary Compensation Table at December 31, 1998.

                                                                          NUMBER OF
                                                                         SECURITIES                 VALUE OF
                                                                         UNDERLYING               UNEXERCISED
                                                                        UNEXERCISED              IN-THE-MONEY
                                   NUMBER OF                          OPTIONS AT FISCAL        OPTIONS AT FISCAL
                                     SHARES                              YEAR-END(#)              YEAR-END($)
                                    ACQUIRED           VALUE       ---------------------    ----------------------
                                  ON EXERCISE         REALIZED         EXERCISABLE/                EXERCISABLE/
NAME                                  (#)               ($)            UNEXERCISABLE              UNEXERCISABLE
------------------------------    -----------        ----------     ------------------       ----------------------
Mortimer J. O'Shea (1)               40,000           $328,750      187,278 / 61,656         $1,534,561 /  $496,079

Erwin D. Knauer (2)                       0                  0       67,500 / 22,500         $  438,281 /  $124,219

Walter A. Wojcik, Jr. (3)                 0                  0       45,000 / 15,000         $  292,188 /  $ 82,813



(1) Mr. O'Shea's options consist of nonstatutory stock options to purchase 218,934 shares which he received concurrent with his employment with the Corporation (see " - Certain Agreements", below) and incentive stock options to purchase 70,000 shares which were granted to him pursuant to the Corporation's 1995 Employee Stock Option Plan.

(2) Mr. Knauer's options consist of incentive stock options to purchase 86,770 shares and nonqualified stock options to purchase 3,230 shares which were granted pursuant to the Corporation's 1995 Employee Stock Option Plan.

(3) Mr. Wojcik's options consist of incentive stock options to purchase 60,000 shares which were granted pursuant to the Corporation's 1995 Employee Stock Option Plan.

CERTAIN AGREEMENTS

         On March 14, 1996, the Corporation and the Bank extended and modified the original employment agreement with Mortimer J. O'Shea, President and Chief Executive Officer of the Corporation and Chairman of the Board and Chief Executive Officer of the Bank, that had been originally entered into on March 17, 1994.

         The extended and modified employment agreement ("Employment Agreement") provides for a term of employment of three years with the Corporation while his term of employment with the Bank shall be for a period of one year. In February 1998, the term of Mr. O'Shea's employment with the Bank was extended until March 1999. It is anticipated that the Corporation and the Bank will renew Mr. O'Shea's Employment Agreement in March 1999. The Employment Agreement provides for inclusion of Mr. O'Shea in all of the employee benefit plans that the Corporation or the Bank maintain for the benefit of their employees and which include any medical or other insurance plans, the 401(k) plan and vacation policies. The Employment Agreement provides for an annual base salary equal to Mr. O'Shea's then current base salary, which will be paid by the Bank so long as the Bank is an employer of Mr. O'Shea and by the Corporation for the remaining term of the Employment Agreement. In December 1998 Mr. O'Shea's annual base salary was increased to $232,500 effective in January 1999.

         The Employment Agreement will terminate upon Mr. O'Shea's death or disability, and is terminable by the Corporation or the Bank with or without "just cause". If Mr. O'Shea's employment is terminated without "just cause", he shall be entitled to his salary at the annual rate then in effect for the remainder of the term of the Employment Agreement (plus any renewal term). In the event of termination for "just cause", Mr. O'Shea will not be entitled to any salary for any period after such termination. If Mr. O'Shea's employment is terminated or suspended as a result of an order or notice being served under
Section 8 of the Federal Deposit Insurance Act, all obligations of the Corporation and the Bank shall terminate as of the effective date of the order or notice. If such an order or notice suspends or temporarily prohibits Mr. O'Shea from participating in the conduct of the Corporation's or the Bank's affairs, the Employment Agreement shall be suspended as of the effective date of such order or notice. If the charges in the order or notice are dismissed, the Bank shall pay Mr. O'Shea all or part of the compensation withheld while the Employment Agreement was suspended and reinstate any of its obligations thereunder.

         If the Employment Agreement is terminated due to Mr. O'Shea's "disability" (as defined in the Employment Agreement), he will be entitled to a continuation of his compensation and benefits through the date of the establishment of his disability and for a period of six months thereafter. In addition, he shall be entitled to one-half of his base salary plus any other employee benefits in effect at such time for an additional six-month period. Any and all such payments made as the result of disability shall be reduced by the amount he receives under any disability insurance policy maintained by the Corporation or the Bank.

         Mr. O'Shea may voluntarily terminate his Employment Agreement by providing 60 days written notice to the Boards of Directors of both the Corporation and the Bank, in which case he will be entitled to receive only his compensation, vested rights and employee benefits up to the date of his termination.

         The Employment Agreement contains provisions stating that in the event of Mr. O'Shea's involuntary termination in connection with, or within one year after, any change in control of the Corporation or the Bank, other than for "just cause", Mr. O'Shea will be paid within 10 days of such termination an amount equal to two times his base annual compensation less that amount of base compensation actually paid after the change of control, unless the Bank was placed in conservatorship or receivership in connection with such change in control and the Board of Directors of the Corporation or the Bank determines in good faith that the change of control was directed by or otherwise required by the FDIC. In no event, however, may the aggregate amount payable in the event of a change in control equal or exceed the difference between (i) the product of
2.99 times Mr. O'Shea's "base amount" as defined in Section 280G(b)(3) of the Code and regulations promulgated thereunder, and (ii) the sum of any other parachute payments (as defined in Section 280G(b)(2) of the Code) that he receives on account of the change in control.

         "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Corporation's voting stock, the control of the election of a majority of the Corporation's or the Bank's directors or the exercise of a controlling influence over the management or policies of the Corporation or the Bank. In addition, under the Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Bank or the Corporation at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Bank or the Corporation, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Employment Agreement also provides for a similar lump sum payment to be made in the event of Mr. O'Shea's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by Mr. O'Shea, including (i) requiring the Executive to move his personal residence, (ii) the assignment of duties and responsibilities which are substantially inconsistent with those normally associated with his position with the Bank or the Corporation, and (iii) materially diminishing his authority and responsibility. The aggregate payments that would be made to Mr. O'Shea assuming his termination of employment under the foregoing circumstances would be $450,000. This provision may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Corporation.

         Concurrently with entering into the original Employment Agreement in 1994, the Corporation also entered into a nonstatutory Stock Option Agreement ("Stock Option Agreement") with Mr. O'Shea. Pursuant to the terms of the Stock Option Agreement, the Corporation granted to Mr. O'Shea an option to purchase shares of Common Stock having an aggregate exercise price of $500,000. The options were granted in three separate tiers as follows: (1) Tier 1 Options for Common Stock having an aggregate exercise price of $170,000 exercisable at $2.00 per share, (2) Tier 2 Options for Common Stock having an aggregate exercise price of $165,000 exercisable at $2.32 per share, and (3) Tier 3 Options for Common Stock having an aggregate exercise price of $165,000 exercisable at $2.63 per share. All of Tier 1 Options are exercisable. Twenty-five percent of Tier 2 Options became exercisable on the second, third and fourth anniversaries of March 17, 1994 ("Effective Date") with an additional 25% to vest on March 17, 1999. Twenty-five percent of Tier 3 Options each became exercisable on the third and fourth anniversary date of the Effective Date with an additional 25% to vest on each of the two subsequent anniversaries of the Effective Date. The Stock Option Agreement further provides that the vesting schedule shall be accelerated and all options are to become immediately exercisable upon a "change in control" as that term is defined in the Employment Agreement. All unexercised options expire in seven years from the Effective Date.

         Exercise of the options granted pursuant to the Stock Option Agreement is also subject to the Corporation's achieving certain annual performance standards relating to the Corporation's profitability and return on equity.

Based upon the Corporation's performance relative to such performance standards during 1998, 75% of the options which would be otherwise exercisable during 1999 are exercisable. In addition, Mr. O'Shea may not exercise options in any given taxable year of the Corporation to the extent that such exercise would result in Mr. O'Shea having taxable compensation that is not deductible to the Corporation. If such restriction results in Mr. O'Shea's being unable to exercise options that are otherwise exercisable, then, notwithstanding any other provision of the Stock Option Agreement, if the term of the option would have expired in such year, its term shall be extended until December 31st of the next succeeding year. In the event of such an extension of exercisability, the applicable performance standards shall be those applicable in the first year in which exercise was denied.

         In the event of Mr. O'Shea's termination for "just cause" as that term is defined in the Employment Agreement or by resignation, the options granted shall immediately become null and void. If employment is terminated without just cause, any options which are otherwise exercisable on such termination date may be exercised for an additional 90 days following the termination date. In the event of termination of employment due to disability, all outstanding options will immediately become fully vested and may be exercised by Mr. O'Shea for a period of 90 days following the date of his termination due to disability. All outstanding options become fully vested upon the death of Mr. O'Shea and may be exercised for a period of one year following his death by the personal representative of his estate unless the Corporation elects to extend such period.

         The Corporation and the Bank have entered into a salary agreement ("Salary Agreement"), dated as of July 31, 1996, with Erwin D. Knauer, Senior Vice President of the Corporation and President of the Bank. This agreement was subsequently amended in September, 1998. The Salary Agreement provides that Mr. Knauer shall be paid an amount equal to two times his annual salary in the event he is terminated in connection with or within 12 months after a change in control of the Corporation or the Bank, unless such termination is with Mr. Knauer's prior written consent or is for one of a number of specified reasons which are collectively defined in the Salary Agreement as "Just Cause". The Salary Agreement may be terminated pursuant to a resolution of the Board of Directors of the Corporation effective as of the date of the Corporation's 1999 annual meeting of shareholders or any subsequent annual meeting, provided that no change of control of the Corporation or the Bank shall have occurred.

SUPPLEMENTAL EMPLOYEE BENEFITS PLAN

         The Supplemental Employee Benefits Plan ("SEBP"), which the Corporation's Board of Directors adopted in 1989, became fixed as to participants and benefits on January 1, 1994. The SEBP provides a combination of benefits for designated salaried officers or other designated key employees of the Corporation and its subsidiaries. Participants in the SEBP had been designated annually by the Board of Directors of the Corporation on a prospective basis for each of the years 1990 through 1994. The Board also had designated the type and amount of benefits to be granted to each SEBP participant.

         Three types of benefits have been granted under the SEBP: (i) a pre-retirement death benefit which is payable in 10 equal annual installments if a participant dies while actively employed during the period for which benefits have been granted; (ii) a severance benefit which is payable in a lump sum if a participant's employment terminates during the period for which benefits have been provided other than by reason of the participant's death, retirement, permanent disability or termination by the employer for certain specified causes; and (iii) a retirement benefit payable in 10 equal annual installments following a participant's retirement after attaining age 65 or such other date as may be approved by the Board of Directors, or after attaining age 65 or such earlier date as may be approved by the Board of Directors if the participant's employment was previously terminated due to total disability. Each participant has been granted a Supplemental Benefits Agreement which specifies benefits to which such participant will be entitled as long as he or she remains actively employed by the Corporation or its subsidiaries.

               The following table sets forth benefits payable under SEBP in 10 equal annual installments following retirement at age 65 to the individuals named in the Summary Compensation Table above who were participants in the SEBP.

                                                               ANNUAL
                                                             RETIREMENT
        NAME                                                  BENEFIT
        ----                                                  -------
      Erwin D. Knauer                                         $34,900
      Walter A. Wojcik, Jr.                                    18,800

DIRECTOR COMPENSATION

         Directors of the Corporation who are not members of management receive an annual fee for serving as a director and a fee for attending each meeting of the Corporation's Board and of the Bank's Board and, as applicable, each meeting of the Corporation's Audit Committee, the Bank's Asset/Liability Management Committee and the Bank's Executive Committee. The current fees are as follows:
The annual fee is $10,000; Board meeting fees are $300 per meeting; and Committee meeting fees are $250 per meeting. Directors are not compensated for attendance at any other Corporation or Bank committee meetings. If the Board of Directors of the Corporation and the Board of Directors of the Bank meet on the same day, the directors are only compensated for the Bank's Board meeting. Directors who are members of management do not receive any fees for their service as directors.

         At the 1995 Annual Meeting of Shareholders the 1995 Stock Option Plan for Nonemployee Directors was approved. This plan provides for the granting of nonqualified stock options to nonemployee directors of the Corporation and its subsidiaries. The maximum number of shares of Common Stock of the Corporation, $1 par value, that may be made subject to options granted pursuant to this plan is 200,000. Upon approval of this plan each director received a grant based upon his years of service according to the following schedule:

                                                                        NUMBER OF
                                                                         SHARES
                 YEARS OF SERVICE                                   SUBJECT TO OPTION
                 ----------------                                   -----------------
            at least three, but less than ten                          5,000
            at least ten, but less than fifteen                        10,000
            at least fifteen                                           15,000

         Options to purchase a total of 65,000 shares at $3.50 per share were granted upon approval of the 1995 Stock Option Plan for Nonemployee Directors as provided above. In addition, commencing in 1996 and thereafter until the expiration date of the plan, the plan provides for automatic grants of options to purchase 1,800 shares to each person who, on the date of the annual meeting for such year, is then a Nonemployee Director of the Corporation and/or subsidiary of the Corporation regardless of the number of Boards on which they serve.

         In April, 1998, at the time of the 1998 Annual Meeting of Stockholders, nonqualified stock options to purchase 1,800 shares were automatically granted pursuant to the 1995 Stock Option Plan for Nonemployee Directors to each individual who was then a non-management director of the Corporation and the Bank. The exercise price is $7.9375 per share, the closing price on the date of grant as reported on the NASDAQ National Market. No non-management director exercised any stock options during 1998. The following table summarizes cash compensation earned during 1998 by the Corporation's non-management directors. Meeting fees include fees paid for attending meetings of the Corporation, its bank subsidiaries and committees thereof. The table also presents information regarding the number of shares underlying unexercised options at that time. All unexercised options shown were "in-the-money" at the end of 1998.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                                                            NUMBER OF SHARES      DOLLAR VALUE OF
                                                            OPTIONS            UNDERLYING         UNEXERCISED IN-
                                                          GRANTED ON           UNEXERCISED           THE-MONEY
                                                         COMMON STOCK       OPTIONS AT FISCAL    OPTIONS AT FISCAL
                              CASH COMPENSATION            DURING 1998           YEAR END              YEAR END
                       ----------------------------------------------------------------------------------------------
                                           VALUE
                         ANNUAL FEE       REALIZED
                             AND        ON EXERCISE
                           MEETING        OF STOCK         NUMBER OF          EXERCISABLE/          EXERCISABLE/
         NAME             FEES ($)      OPTIONS ($)         SHARES            UNEXERCISABLE        UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
Donald W. Barney           $19,750          n.a.             1,800             9,500 / 900       $ 62,032 / $2,869

James R. Kaplan            $13,450          n.a.             1,800             4,500 / 900       $ 23,907 / $2,869

Louis S. Miller            $22,100          n.a.             1,800            19,500 / 900       $138,282 / $2,869

Richard S. Miller          $17,500          n.a.             1,800            19,500 / 900       $138,282 / $2,869

Victor C. Otley, Jr.       $21,000          n.a.             1,800            19,500 / 900       $138,282 / $2,869



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS: As of March 1, 1999, there were 8,148,949 shares of Common Stock issued and outstanding. On that date, the Corporation knew of no beneficial owner of more than 5% of the outstanding Common Stock.

(b) SECURITY OWNERSHIP OF MANAGEMENT: The following table sets forth as of March 1, 1999 certain information concerning the ownership of Common Stock by each director of the Corporation, by the officers named in the Summary Compensation Table and by all directors and executive officers as a group.

                                                               AMOUNT AND NATURE           PERCENT OF OUTSTANDING
                  NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)           COMMON STOCK(2)
                  ------------------------                  -----------------------           ---------------
                  Donald W. Barney                                 66,500(3)                        0.82%
                  James R. Kaplan                                  24,935(4)                        0.31
                  Erwin D. Knauer                                  74,210(5)                        0.90
                  Louis S. Miller                                  23,500(6)                        0.29
                  Richard S. Miller                               102,365(7)                        1.25
                  Mortimer J. O'Shea                              256,012(8)                        3.07
                  Victor C. Otley, Jr.                             69,982(9)                        0.86
                  Walter A. Wojcik, Jr.                            47,774(10)                       0.58
                  All Directors and Executive
                      Officers as a Group (13 persons)            777,539(11)                       9.10%

-----------------------------

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from March 1, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock.

(2) In calculating the percentage ownership of each named individual and the group, the number of shares outstanding includes any shares of the Common Stock which the individual or the group has the right to acquire within 60 days of March 1, 1999.

(3) Includes 9,500 shares Mr. Barney has the right to acquire pursuant to the exercise of options.

(4) Includes 4,500 shares Mr. Kaplan has the right to acquire pursuant to the exercise of options.

(5) Includes 67,500 shares Mr. Knauer has the right to acquire pursuant to the exercise of options.

(6) Includes 19,500 shares Mr. Miller has the right to acquire pursuant to the exercise of options.

(7) Includes 19,500 shares Mr. Miller has the right to acquire pursuant to the exercise of options. Also includes 2,728 shares owned of record by Williams, Caliri, Miller & Otley. Mr. Miller disclaims beneficial ownership of all but 767 of the shares owned by Williams, Caliri, Miller & Otley. Also includes 3,000 shares owned by Mr. Miller's wife directly. Also includes 14,000 shares held by Mr. Miller as Trustee for himself and others; Mr. Miller disclaims beneficial ownership of 7,000 of such shares in which others have a beneficial interest.

(8) Includes 187,278 shares Mr. O'Shea has the right to acquire pursuant to the exercise of options. Also includes 7,663 shares owned by Mr. O'Shea's wife. Mr. O'Shea disclaims beneficial ownership of his wife's shares.

(9) Includes 19,500 shares Mr. Otley has the right to acquire pursuant to the exercise of options. Also includes 34,724 shares owned by Mr. Otley's wife. Mr. Otley disclaims beneficial ownership of his wife's shares. Also includes 2,728 shares owned of record by Williams, Caliri, Miller & Otley. Mr. Otley disclaims beneficial ownership of all but 767 of the shares owned by Williams, Caliri, Miller & Otley.

(10) Includes 45,000 shares Mr. Wojcik has the right to acquire pursuant to the exercise of options.

(11) Includes 403,078 shares subject to options held by all directors and executive officers as a group.

         (c) CHANGES IN CONTROL: Except for the Merger Agreement and related stock option agreement with Valley National Bancorp dated December 17, 1998, management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Williams, Caliri Miller & Otley, of which Director Richard S. Miller and Chairman of the Board Victor C. Otley, Jr. are principals, serves as the Corporation's general counsel. The Corporation and its subsidiaries paid $120,000 in legal fees to such firm during 1998. In addition, borrower customers of the Bank paid $151,839 in legal fees to that firm in 1998 in connection with loans made by the Bank. It is believed that the amounts paid to such firm are reasonable and competitive. It is anticipated that during 1999, the Corporation will continue to use the services of such firm, together with other law firms, to handle the legal aspects of troubled loans, regulatory and corporate matters.

         The Corporation provides a liability insurance policy for all its officers and directors. Coverage is provided by a policy with a major insurance company for $5 million per occurrence, with a standard deductible clause. The policy also insures the Corporation against amounts paid by it to indemnify directors and officers. The policy runs for a period of three years from July 1, 1996 to June 30, 1999 at a cost to the Corporation of $83,100.

         Directors and officers of the Corporation and their associates are customers of and had transactions with the Bank during 1998, and it is expected that they will continue such transactions in the future. All deposit accounts and commitments comprising such transactions were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, in the opinion of management of the Corporation and the Bank, do not involve more than the normal risks of collectibility or present other unfavorable features.

                                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

                  (1) Financial Statements. The following consolidated financial statements are filed as a part of this report in Item 8 hereof:

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets as of December 31, 1998 and 1997

                           Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

                                                                                      PAGE IN
                                                                                     SEQUENTIAL
                 NO.           DESCRIPTION                                         NUMBERED COPY
                 ---           -----------                                         -------------
                  11           Statement to Computation of Per Share Earnings            71
                  21           Subsidiaries of the Registrant                            72
                  27           Financial Data Schedule                                   73

         (b) REPORTS ON FORM 8-K. During the quarter ended December 31, 1998, the registrant filed one Current Report on Form 8-K dated December 23, 1998, reporting a merger agreement with Valley National Bancorp.

         (c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are filed as part of this Annual 0Report on Form 10-K.

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


                                     RAMAPO FINANCIAL CORPORATION

March 4, 1999                        By: /s/ Mortimer J. O'Shea
                                         -------------------------------------
                                           Mortimer J. O'Shea, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mortimer J. O'Shea                                             March 4,1999
------------------------------------------------
Mortimer J. O'Shea, Director,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter A. Wojcik, Jr.                                          March 4,1999
--------------------------------------------------
Walter A. Wojcik, Jr.
Treasurer
(Principal Financial and Accounting Officer)

/s/ Victor C. Otley, Jr.                                           March 4,1999
---------------------------------------------------
Victor C. Otley, Jr.
Chairman of the Board

/s/ Erwin D. Knauer                                                March 4,1999
---------------------------------------------------
Erwin D. Knauer, Director
Senior Vice President

/s/ Donald W. Barney                                               March 4,1999
---------------------------------------------------
Donald W. Barney
Director

/s/ Louis S. Miller                                                March 4,1999
---------------------------------------------------
Louis S. Miller
Director

/s/ Richard S. Miller                                              March 4,1999
---------------------------------------------------
Richard S. Miller
Director

                                 EXHIBIT INDEX


                                                                  PAGE IN
                                                                 SEQUENTIAL
  NO.       DESCRIPTION                                         NUMBERED COPY
  ---       -----------                                         -------------
  11       Statement re Computation of Per Share Earnings            71
  21       Subsidiaries of the Registrant                            72
  27       Financial Data Schedule                                   73