Form 10-Q
period 1999-03-31
RAMAPO FINANCIAL CORP
filed 1999-05-14
CIK 81893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      TO
                               --------------------    ------------------------

Commission file number 0-7806

                          RAMAPO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   NEW JERSEY                                 22-1946561
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)


  64 MOUNTAIN VIEW BOULEVARD, WAYNE, NEW JERSEY                  07470
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

Common stock $1.00 par value 8,373,549 outstanding at May 7, 1999.

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at March 31, 1999
                  (Unaudited) and December 31, 1998.....................      3

                  Consolidated Statements of Income
                  for the Three Months Ended March 31,
                  1999 and 1998 (Unaudited).............................      4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the Three Months Ended
                  March 31, 1999 and Year Ended December 31,
                  1998 (Unaudited)......................................      5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1999 and 1998 (Unaudited).............................      6

                  Notes to Consolidated Financial Statements
                  (Unaudited)...........................................   7-10


         ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS............................................  11-17

PART II - OTHER INFORMATION
          ITEM 1 THROUGH ITEM 6.........................................     18

SIGNATURES..............................................................     19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31       December 31
                                                                      1999             1998
                                                                 -------------    -------------
ASSETS                                                            (Unaudited)
        Cash and Cash Equivalents:
             Cash and Due From Banks                             $  10,554,000    $  10,127,000
             Federal Funds Sold                                     14,400,000        6,100,000
                                                                 -------------    -------------
                  Total Cash and Cash Equivalents                   24,954,000       16,227,000
        Securities:
             Available for Sale, at Fair Value                      94,704,000       95,707,000
             Held to Maturity, at Cost (Fair Value $43,511,000      43,403,000       49,480,000
                  and $49,891,000)
        Loans                                                      166,638,000      169,799,000
             Less- Allowance for Possible Loan Losses                4,939,000        4,773,000
                                                                 -------------    -------------
                  Net Loans                                        161,699,000      165,026,000
        Premises and Equipment, net                                  3,019,000        3,034,000
        Other Real Estate, net                                         259,000        1,920,000
        Other Assets, net                                            6,345,000        5,867,000
        Intangible Assets, net                                         485,000          501,000
                                                                 -------------    -------------
        TOTAL ASSETS                                             $ 334,868,000    $ 337,762,000
                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
             Demand - Noninterest-Bearing                        $  69,036,000    $  69,623,000
                    - Interest-Bearing                              46,821,000       48,206,000
             Savings                                               101,274,000       98,946,000
             Time                                                   66,975,000       67,595,000
             Certificates of Deposit over $100,000                   9,568,000       11,090,000
                                                                 -------------    -------------
                  Total Deposits                                   293,674,000      295,460,000
        Securities Sold Under Agreements to Repurchase               2,434,000        4,536,000
        Accrued Expenses and Other Liabilities                       3,851,000        3,744,000
                                                                 -------------    -------------
                  Total Liabilities                                299,959,000      303,740,000
STOCKHOLDERS' EQUITY
        Common Stock                                                 8,162,000        8,114,000
        Capital in Excess of Par Value                              13,444,000       13,267,000
        Retained Earnings                                           13,509,000       12,694,000
        Accumulated Other Comprehensive Loss                          (206,000)         (53,000)
                                                                 -------------    -------------
                  Total Stockholders' Equity                        34,909,000       34,022,000
                                                                 -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 334,868,000    $ 337,762,000
                                                                 =============    =============

                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
INTEREST INCOME
        Loans, including Fees                          $3,413,000    $3,545,000
        Securities
             Taxable                                    1,764,000     1,287,000
             Nontaxable                                   138,000        82,000
        Federal Funds Sold                                 81,000       165,000
                                                       ----------    ----------
             TOTAL INTEREST INCOME                      5,396,000     5,079,000
                                                       ----------    ----------
INTEREST EXPENSE
        Savings and Interest-Bearing Demand Deposits      881,000       764,000
        Time Deposits and Certificates of Deposit
             over $100,000                                941,000       904,000
        Other Borrowings                                   29,000        26,000
                                                       ----------    ----------
             TOTAL INTEREST EXPENSE                     1,851,000     1,694,000
                                                       ----------    ----------
NET INTEREST INCOME                                     3,545,000     3,385,000
        Provision for Possible Loan Losses                     --        75,000
                                                       ----------    ----------
NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES                       3,545,000     3,310,000

OTHER INCOME
        Service Charges on Deposit Accounts               295,000       342,000
        Loss on Securities Transactions, net                   --        (5,000)
        Brokerage Commissions                             130,000       108,000
        Other Income                                      338,000       129,000
                                                       ----------    ----------
             TOTAL OTHER INCOME                           763,000       574,000
                                                       ----------    ----------
OTHER EXPENSES
        Salaries and Employee Benefits                  1,564,000     1,456,000
        Net Occupancy Expense                             224,000       209,000
        Equipment Expense                                 180,000       169,000
        Other Operating Expenses                          642,000       750,000
                                                       ----------    ----------
             TOTAL OTHER EXPENSES                       2,610,000     2,584,000
                                                       ----------    ----------
INCOME BEFORE TAXES                                     1,698,000     1,300,000
        Provision for Income Taxes                        557,000       500,000
                                                       ----------    ----------
NET INCOME                                             $1,141,000    $  800,000
                                                       ==========    ==========
NET INCOME PER COMMON SHARE:
        Basic                                          $     0.14    $     0.10
                                                       ==========    ==========
        Diluted                                        $     0.13    $     0.09
                                                       ==========    ==========

                 See Notes to Consolidated Financial Statements

        RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Unaudited)

                                                                                       Accumulated
                                                                                          Other                        Capital
For the year ended December 31, 1998                   Comprehensive       Retained   Comprehensive     Common      in Excess of
and three months ended March 31, 1999:      Total           Income         Earnings        Loss          Stock        Par Value
                                        ----------------------------------------------------------------------------------------
BALANCE, December 31, 1997              $ 31,297,000                   $ 10,339,000    $   (50,000)   $ 8,107,000    $12,901,000
Comprehensive income:
     Net income                            3,923,000    $  3,923,000      3,923,000             --             --             --
     Unrealized losses on securities,
          net of reclassification
          adjustment                          (3,000)         (3,000)            --         (3,000)            --             --
                                                        ------------
              Comprehensive income                      $  3,920,000
                                                        ============
Stock options exercised                      438,000                             --             --         72,000        366,000
Cash dividends, $.15 per share            (1,219,000)                    (1,219,000)            --             --             --
Common stock repurchased and retired        (414,000)                      (349,000)            --        (65,000)            --
                                        ------------                   ---------------------------------------------------------
BALANCE, December 31, 1998                34,022,000                     12,694,000        (53,000)     8,114,000     13,267,000
Comprehensive income:
     Net income                            1,141,000    $  1,141,000      1,141,000             --             --             --
     Unrealized losses on securities,
          net of reclassification
          adjustment                        (153,000)       (153,000)            --       (153,000)            --             --
                                                        ------------
              Comprehensive income                      $    988,000
                                                        ============
Stock options exercised                      225,000                             --             --         48,000        177,000
Cash dividends, $.04 per share              (326,000)                      (326,000)            --             --             --
                                        ------------                    --------------------------------------------------------
BALANCE, March 31, 1999                 $ 34,909,000                    $ 13,509,000    $  (206,000)   $ 8,162,000    $13,444,000
                                        ============                    =========================================================


                 See Notes to Consolidated Financial Statements

                  RAMAPO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash Flows from Operating Activities:
     Net Income                                                     $  1,141,000    $    800,000
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization of Premises and Equipment        161,000         141,000
          Amortization of Intangible Assets                               16,000          39,000
          Amortization of Securities Premium, net                         58,000           1,000
          Provision for Possible Loan Losses                                  --          75,000
          Gain on Sale of Other Real Estate                             (218,000)             --
          Loss on Securities Transactions, net                                --           5,000
          Increase in Interest Receivable                               (126,000)        (44,000)
          Increase in Accrued Expenses and Other Liabilities             107,000         320,000
          Increase in Other Assets                                      (251,000)       (233,000)
                                                                    ------------    ------------
            Net Cash Provided by Operating Activities                    888,000       1,104,000
                                                                    ------------    ------------

Cash Flows from Investing Activities:
     Securities Available for Sale:
          Proceeds from Maturities                                     3,261,000       2,523,000
          Proceeds from Sales/Calls Prior to Maturity                  7,000,000       1,490,000
          Purchases                                                   (9,560,000)    (19,876,000)
     Securities Held to Maturity:
          Proceeds from Maturities                                     1,059,000       1,513,000
          Proceeds from Calls Prior to Maturity                        6,000,000       2,540,000
          Purchases                                                     (992,000)     (4,306,000)
     Decrease in Loans Outstanding, net                                3,327,000       3,800,000
     Capital Expenditures                                               (146,000)       (137,000)
     Advances Made on Other Real Estate                                  (33,000)       (111,000)
     Proceeds from Sale of Other Real Estate                           1,912,000              --
                                                                    ------------    ------------
            Net Cash Provided by (Used in) Investing Activities       11,828,000     (12,564,000)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
     (Decrease) Increase in Total Deposits, net                       (1,786,000)     19,206,000
     (Decrease) Increase in Short-Term Borrowings, net                (2,102,000)        677,000
     Cash Dividends on Common Stock                                     (326,000)       (243,000)
     Proceeds from Stock Options Exercised                               225,000          87,000
                                                                    ------------    ------------
            Net Cash (Used in) Provided by Financing Activities       (3,989,000)     19,727,000
                                                                    ------------    ------------
Net Increase in Cash and Cash Equivalents                              8,727,000       8,267,000
Cash and Cash Equivalents, Beginning of Period                        16,227,000      20,275,000
                                                                    ------------    ------------
Cash and Cash Equivalents, End of Period                            $ 24,954,000    $ 28,542,000
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


NOTE 1:  INTANGIBLE ASSETS

         At March 31, 1999 and December 31, 1998, net intangible assets consisted solely of core deposit premiums.


NOTE 2:  STOCK REPURCHASE

         On April 15, 1999, the Corporation's Board of Directors rescinded its previously announced stock repurchase program after 65,000 shares of the Corporation's common stock had been repurchased and retired. A total of 335,000 shares had not been repurchased under the authorization.

NOTE 3:  SUPPLEMENTARY STATEMENTS OF INCOME INFORMATION

         Major categories of Other Operating Expenses are as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       -------------------------
                                                         1999             1998
                                                         ----             ----
FDIC Fees                                              $  9,000         $  7,000
Legal                                                    39,000           39,000
Bonding and Insurance                                    37,000           37,000
Consulting Fees                                          44,000           60,000
Credit Reports/Filing Fees                               14,000           32,000
Examinations                                             40,000           36,000
Postage Freight                                          66,000           48,000
Telephone                                                45,000           47,000
Amortization - Intangibles                               16,000           39,000
Automated Services                                       38,000           33,000
Stationery & Printing                                    25,000           67,000
Advertising                                              51,000           67,000
Dues and Subscriptions                                   12,000           18,000
Employee/Customer Relations                              21,000           18,000
Reimbursements                                           18,000           31,000
ATM MAC Fees                                             32,000           29,000
Directors Fees                                           34,000           31,000
All Other                                                56,000           59,000
ORE Operating Expense                                    45,000           52,000
                                                       --------         --------
                                                       $642,000         $750,000
                                                       ========         ========

NOTE 4:  NET INCOME PER COMMON SHARE

                                                 THREE MONTHS ENDED MARCH 31, 1999
                                              --------------------------------------
                                                           WEIGHTED AVG.   PER SHARE
                                                INCOME        SHARES         AMOUNT
                                                ------        ------         ------
Net Income per Share - Basic:
    Income available to common shareholders   $1,141,000    8,142,531         $.14
                                              ==========    =========         ====
Effect of Dilutive Securities:
    Options held by employees                                 456,604
    Options held by nonemployee directors                      57,421
                                              ----------    ---------
Net Income Per Share - Diluted:
    Income available to common share-
       holders plus assumed conversions       $1,141,000    8,656,556         $.13
                                              ==========    =========         ====

                                                 THREE MONTHS ENDED MARCH 31, 1998
                                              --------------------------------------
                                                           WEIGHTED AVG.   PER SHARE
                                                INCOME        SHARES         AMOUNT
                                                ------        ------         ------
Net Income per Share - Basic:
    Income available to common shareholders   $  800,000    8,122,260         $.10
                                              ==========    =========         ====
Effect of Dilutive Securities:
    Options held by employees                                 387,940
    Options held by nonemployee directors                      42,917
                                              ----------    ---------
Net Income Per Share - Diluted:
     Income available to common share-
        holders plus assumed conversions      $  800,000    8,553,117         $.09
                                              ==========    =========         ====

NOTE 5:  OTHER COMPREHENSIVE LOSS

         The tax effect of other comprehensive loss is as follows:

                                                                        NET-OF-
                                              BEFORE-TAX      TAX         TAX
Three Months ended March 31, 1999:              AMOUNT      BENEFIT     AMOUNT
                                                ------      -------     ------
Unrealized losses on securities:
    Unrealized holding losses
      arising during period ...............   $(255,000)   $102,000   $(153,000)
    Less: reclassification adjustments
      for losses realized in net income ...          --          --          --
                                              ---------    --------   ---------
Other comprehensive loss ..................   $(255,000)   $102,000   $(153,000)
                                              =========    ========   =========

                                                                        NET-OF-
                                              BEFORE-TAX      TAX         TAX
Three Months ended March 31, 1998:              AMOUNT      BENEFIT     AMOUNT
                                                ------      -------     ------
Unrealized losses on securities:
    Unrealized holding losses
      arising during period ...............   $(134,000)   $ 54,000   $ (80,000)

    Less: reclassification adjustments
      for losses realized in net income ...       5,000      (2,000)      3,000
                                              ---------    --------   ---------
Other comprehensive loss ..................   $(129,000)   $ 52,000   $ (77,000)
                                              =========    ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Corporation's financial condition as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included in the Registrant's latest Annual Report on Form 10-K, and the other information contained elsewhere herein. The information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is derived from unaudited financial data but, in the opinion of management of the Corporation, reflects all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations at that date and for those periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for any other period.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

FINANCIAL CONDITION AND RECENT OPERATING ENVIRONMENT

         GENERAL. Net income for the first quarter of 1999 was the highest for any first quarter in the Corporation's history. The sale of the last significant parcel of other real estate helped bring nonperforming assets down to $761,000 at March 31, 1999, the Corporation's lowest level of the last twenty years. Meanwhile, economic conditions in the Corporation's market area remained favorable. The retail real estate sector, aided once again by a mild winter, continued to be strong. Business activity of commercial customers also appeared to be healthy.

         The previously announced merger with Valley National Bancorp ("Valley") took a step closer to fruition with the approval of the transaction by the Corporation's shareholders at a special meeting held April 27, 1999. The transaction is expected to be accounted for as a pooling-of-interests and is scheduled to close in June, 1999.

         Significant changes in individual asset and liability categories are discussed below.

         Total assets decreased $2.9 million (.9%) during the quarter, going from $337.8 million at December 31, 1998 to $334.9 million at March 31, 1999. Federal funds sold increased $8.3 million during the period, largely due to management's efforts to increase liquidity after the merger was announced. This increase was funded primarily by the $7.1 million (4.9%) reduction in the investment portfolio and the $3.2 million (1.9%) decrease in gross loans during the quarter. Sales of other real estate were responsible for the $1.7 million drop in this category from the December 31, 1998 total.

         Total deposits fell $1.8 million (.6%) during the first quarter of 1999, while securities sold under agreements to repurchase dropped $2.1 million (46.3%) from the year end total. The Corporation has found it difficult to attract new loan and deposit customers in light of the merger announcement.

REGULATORY CAPITAL

         The Corporation and The Ramapo Bank ("Bank") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that if undertaken could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank each must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

         As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Corporation was notified by the Federal Reserve Bank of New York ("FRB") that it was "well capitalized" based on the FRB's examination as of June 30, 1996. To be categorized as "well capitalized" the Corporation and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Corporation's or the Bank's respective categories.

                                                        Actual
                                                 -------------------
                                                    Amount     Ratio
                                                    ------     -----
As of March 31, 1999
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   $37,369,000   17.2%
    Bank .....................................   $31,861,000   14.7%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   $34,630,000   16.0%
    Bank .....................................   $29,132,000   13.5%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   $34,630,000   10.4%
    Bank .....................................   $29,132,000    8.7%

As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   $36,357,000   16.5%
    Bank .....................................   $31,017,000   14.1%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   $33,574,000   15.2%
    Bank .....................................   $28,243,000   12.8%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   $33,574,000   10.1%
    Bank .....................................   $28,243,000    8.5%


                                                                             For Capital
                                                                          Adequacy Purposes
                                                 -------------------------------------------------------------------
                                                              Amount                               Ratio
                                                              ------                               -----
As of March 31, 1999
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $17,350,000   greater than or equal to 8.0%
    Bank .....................................   greater than or equal to $17,288,000   greater than or equal to 8.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $8,675,000    greater than or equal to 4.0%
    Bank .....................................   greater than or equal to $8,644,000    greater than or equal to 4.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   greater than or equal to $13,358,000   greater than or equal to 4.0%
    Bank .....................................   greater than or equal to $13,337,000   greater than or equal to 4.0%

As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $17,651,000   greater than or equal to 8.0%
    Bank .....................................   greater than or equal to $17,599,000   greater than or equal to 8.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $8,826,000    greater than or equal to 4.0%
    Bank .....................................   greater than or equal to $8,800,000    greater than or equal to 4.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   greater than or equal to $13,308,000   greater than or equal to 4.0%
    Bank .....................................   greater than or equal to $13,287,000   greater than or equal to 4.0%

                                                                         To Be Well Capitalized
                                                                         Under Prompt Corrective
                                                                            Action Provisions
                                                 ---------------------------------------------------------------------
                                                                Amount                             Ratio
                                                                ------                             -----
As of March 31, 1999
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $21,687,000   greater than or equal to 10.0%
    Bank .....................................   greater than or equal to $21,610,000   greater than or equal to 10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $13,012,000   greater than or equal to 6.0%
    Bank .....................................   greater than or equal to $12,966,000   greater than or equal to 6.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   greater than or equal to $16,697,000   greater than or equal to 5.0%
    Bank .....................................   greater than or equal to $16,671,000   greater than or equal to 5.0%

As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $22,064,000   greater than or equal to 10.0%
    Bank .....................................   greater than or equal to $21,999,000   greater than or equal to 10.0%

  Tier 1 Capital (to Risk-Weighted Assets):
    Corporation ..............................   greater than or equal to $13,238,000   greater than or equal to 6.0%
    Bank .....................................   greater than or equal to $13,199,000   greater than or equal to 6.0%

  Tier 1 Capital (to Average Assets):
    Corporation ..............................   greater than or equal to $16,634,000   greater than or equal to 5.0%
    Bank .....................................   greater than or equal to $16,609,000   greater than or equal to 5.0%

ASSET QUALITY

         The following table sets forth, as of the dates indicated, the components of the Corporation's delinquent loans and nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more delinquent and other real estate ("ORE"). It is the Corporation's policy to place a loan on nonaccrual status when, in the opinion of management, the ultimate collectibility of the principal or interest on the loan becomes doubtful. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Installment loans generally are not placed on nonaccrual status but, instead, are charged off at 90 days past due, except where the loans are secured and foreclosure proceedings have commenced. All of the Corporation's ORE at March 31, 1999 and December 31, 1998 consisted of loan collateral that had been formally repossessed. At the time of classification as ORE, loans are reduced to the fair value of the collateral (if less than the loan receivable) by charge-offs against the allowance for possible loan losses. ORE is carried on the books at the lower of cost or fair value, less estimated costs to sell. Subsequent valuation adjustments to the fair value of the collateral are charged or credited to current operations. The Corporation has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. Such loans, in which a concession was granted to the borrower related to the borrower's financial difficulties that the Corporation would not otherwise consider, are reported as impaired loans. For a discussion of impaired loans see "Allowance for Possible Loan Losses" below.

                                                       MARCH 31      DECEMBER 31
                                                         1999           1998
                                                         ----           ----
Loans 30-89 days past due ........................    $2,334,000     $  541,000
                                                      ==========     ==========
Nonaccrual loans:
   Commercial and commercial real estate .........    $  298,000     $  298,000
   Residential real estate mortgage ..............       146,000        146,000
                                                      ----------     ----------
                                                         444,000        444,000
                                                      ----------     ----------
Loans past due 90 days or more:
   Residential real estate mortgage ..............        58,000         59,000
                                                      ----------     ----------
      Total nonperforming loans ..................    $  502,000     $  503,000
                                                      ----------     ----------
Other real estate, net ...........................    $  259,000     $1,920,000
                                                      ----------     ----------
Total nonperforming assets .......................    $  761,000     $2,423,000
                                                      ==========     ==========

The only loans 30-89 days past due that are considered to be potential problem loans are five small installment loans totaling $59,000. The increase in this category from the December 31 total is primarily due to the timing of renewals of four commercial loans which totaled $1.5 million. Management believes that the net carrying value of ORE at March 31, 1999 is equal to the lower of such assets' balances when transferred to ORE or the estimated fair value at that date (after reduction for estimated selling costs) of the properties acquired.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is determined by management based upon its evaluation of the known, as well as the inherent, risks within the Corporation's loan portfolio and is maintained at a level considered adequate to provide for potential loan losses. The allowance for possible loan losses is increased by provisions charged to expense and recoveries of prior charge-offs, and is reduced by charge-offs. In establishing the allowance for possible loan losses, management considers, among other factors, previous loss experience, the performance of individual loans in relation to contract terms, the size of particular loans, the risk characteristics of the loan portfolio generally, the current status and credit standing of borrowers, management's judgment as to prevailing and anticipated real estate values, other economic conditions in the Corporation's market and other factors affecting credit quality. Management also evaluates loan impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 and SFAS No. 118 define an impaired loan as a loan where, according to current information and events, it is unlikely that the creditor will be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment can be measured by the present value of expected cash flows (net of estimated costs to sell) discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, management is required to establish a valuation allowance, or adjust existing valuation allowances, with a corresponding charge or credit to the provision for possible loan losses. At March 31, 1999, the Corporation evaluated impairment under SFAS No. 114 and SFAS No. 118 for those loans that cannot be easily grouped into homogeneous pools of loans and collectively evaluated for impairment. These loans are primarily commercial and real estate development loans which are collateral dependent. The Corporation's impaired loans totaled $1,545,000 and $1,558,000 at March 31, 1999 and December 31, 1998, respectively, the amounts of its commercial nonaccrual and restructured loans that are performing in accordance with their restructured terms on those dates. Management believes the allowance for possible loan losses at March 31, 1999 of $4.9 million, or 983.9% of nonperforming loans and 3.0% of total loans, was adequate. Recoveries of loans previously charged-off exceeded loan charge-offs by $166,000 during the first quarter of 1999. This, coupled with the low level of nonperforming loans, enabled the Corporation to eliminate its budgeted provision to the allowance. Management continues to actively monitor the Corporation's asset quality and to charge off loans against the allowance for possible loan losses as it deems appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible loan losses, future adjustments may be necessary if specific borrower economic conditions differ substantially from the assumptions used in making the initial determinations.

LIQUIDITY

         At March 31, 1999, the Corporation's liquidity consisted of cash and cash equivalents of $25.0 million and securities available for sale of $94.7 million. In addition, the Bank has in place both unsecured and secured borrowing lines of credit. Management deems these amounts to be more than adequate to meet its short-term cash needs.

         The parent company held $6.3 million of cash and cash equivalents at the Bank at March 31, 1999. Its cash flows from operations are essentially break-even. These funds are available for general corporate purposes.

         Management believes that future earnings should be sufficient to allow for substantial growth and payment of dividends without having to raise additional capital.

YEAR 2000

         At present, the Corporation strongly believes that its merger with Valley will take place in June, 1999. Conversion of all computer systems is scheduled to take place immediately following the merger. These events will substantially eliminate the risk to the Corporation and to Valley posed by the Corporation's computers and systems concerning the century date change in the year 2000 ("Y2K"). The discussion that follows describes the efforts to date taken by the Corporation to deal with Y2K issues.

         The Corporation utilizes software and related technologies throughout its business that will be affected by Y2K. During 1997, a committee comprised of the entire senior management team and other key associates was formed to determine the full scope and related costs of this problem to insure that the Corporation's systems continue to meet its internal needs and those of its customers.

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

         The project is currently in the second or testing phase. Written testing plans have been prepared for all items assigned a High or Moderate criticality code. Testing has been substantially completed on these applications, including the Corporation's most critical application, its primary accounting software system. The vendor of this system has supplied the Corporation with a utility program which allows the system's operating date to be advanced. The vendor has also provided the Corporation with a copy of its internal test of the system for Y2K compatibility. To date, all tests of this system have yielded satisfactory results. In addition, the results of the sixty internal tests provided by the vendor have been reviewed for their adequacy.

         The final phase of this project is to administer the contingency plans where testing has uncovered weaknesses. This phase has already begun in certain areas. For instance, many old personal computers ("PC's") and their software have been replaced with Y2K compliant PC's and software. The Corporation's primary processor, an IBM AS/400 certified by IBM to be Y2K compliant, was installed in July, 1998 to replace an older version. The old AS/400 was kept and had its operating system upgraded to be the same as in the new machine. The system date of the upgraded software has been successfully advanced into the year 2000, although further testing is ongoing.

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

         THREE MONTHS ENDED MARCH 31, 1999. The Corporation recorded net income of $1,141,000 or $.13 per diluted share for the first three months of 1999, a 43% increase over the $800,000 or $.09 per diluted share recorded for the first quarter of 1998. The 1999 results were a record for any first quarter in the Corporation's history.

         Net interest income rose $160,000 (4.7%) during the quarter as compared to the same period in 1998 due to an increase in average earning assets; the tax-equivalent net interest margin fell from 5.08% in the first quarter of 1998 to 4.62% in the comparable 1999 quarter. The rise in average earning assets, principally investments, was made possible by a $39.3 million (15.4%) rise in average deposits in 1999 versus 1998. The net interest margin reduction was due to maintaining a higher proportion of lower-yielding investments and federal funds sold than in the prior year's quarter. Also pricing pressure on loans caused their average yield to drop in 1999 compared to 1998.

         No provision for possible loan losses was taken in 1999 due to strong recoveries of previously charged-off loans. Other income increased $189,000 (32.9%) in 1999 compared to the first quarter of 1998, largely due to a $218,000 gain recorded on the sale of the last significant parcel of ORE. Total other expenses increased just $26,000 in 1999 compared to 1998, as modest increases in salaries and employee benefits, occupancy expense and equipment expense were offset in part by a 14.4% reduction in other operating expenses. More than half of this reduction was in the stationery and printing and advertising categories.

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

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of a special meeting of stockholders held on April 27, 1999 were previously reported on Form 8-K, filed April 29, 1999.


ITEM 5 - OTHER  INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - The following Exhibit is being filed herewith:

                           Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K -

                           April 16, 1999 - First Quarter 1999 Earnings

                           April 29, 1999 - Special Meeting of Stockholders on
                                            April 27, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RAMAPO FINANCIAL CORPORATION
                                             ----------------------------
                                                      (Registrant)

DATE: May 12, 1999                           By: /s/ Mortimer J. O'Shea
      ------------                               ------------------------
                                                     President and CEO

DATE: May 12, 1999                           By: /s/ Walter A. Wojcik, Jr.
      ------------                               -------------------------
                                                     Treasurer